Form 10-Q
period 1997-09-30
EXECUSTAY CORP
filed 1997-11-14
CIK 1041540

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 1997

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

Commission File No. 000-22941

                              EXECUSTAY CORPORATION
             (Exact name of registrant as specified in its charter)

        MARYLAND                                         52-2042280
(State of Incorporation)                    (I.R.S. Employer identification No.)

                             7595 RICKENBACKER DRIVE
                          GAITHERSBURG, MARYLAND 20879
                    (Address of principal executive offices)

                                 (301) 948-4888
              (Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes  X           No
           -----           -----

        At November 10, 1997, there were outstanding 6,983,500 shares of the Company's common stock.

                              EXECUSTAY CORPORATION

                                      INDEX

PART I.        FINANCIAL INFORMATION                                              Page
                                                                                  ----
    Item 1.    Consolidated Financial Statements                                   3

        Condensed Consolidated Balance Sheets as of September 30, 1997
        and December 31, 1996                                                      3

        Condensed Consolidated Statements of Operations for the
        three and nine months ended September 30, 1997 and 1996                    4

        Condensed Consolidated Statements of Cash Flows for the
        nine months ended September 30, 1997 and 1996                              5

        Notes to Consolidated Financial Statements                                 6

    Item 2.    Management's Discussion and Analysis of
               Financial Condition and Results of Operations                       9

    Item 3.    Quantitative and Qualitative Disclosures About Market Risks        13

PART II.       OTHER INFORMATION                                                  13

    Item 1.    Legal proceedings                                                  13

    Item 2.    Changes in Securities and Use of Proceeds                          13

    Item 3.    Defaults Upon Senior Securities                                    15

    Item 4.    Submission of Matters to a Vote of Security Holders                15

    Item 5.    Other Information                                                  15

    Item 6.    Exhibits and Reports on Form 8-K                                   15

SIGNATURES

EXHIBIT INDEX

Part I

Item 1 Consolidated Financial Statements

EXECUSTAY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

===============================================================================

                                               SEPTEMBER 30,     DECEMBER 31,
                                                  1997             1996
-------------------------------------------------------------------------------
                                               (unaudited)
ASSETS

CASH AND CASH EQUIVALENTS                    $   17,890,658     $     503,099
ACCOUNTS RECEIVABLE--trade                        4,999,681         2,266,518
PREPAID RENT AND OTHER                              484,625           323,521
PROPERTY ON OR HELD FOR LEASE, net                4,751,310         4,098,894
PROPERTY AND EQUIPMENT, net                       2,091,198         2,076,330
OTHER ASSETS                                      3,255,449           410,114
                                             ----------------------------------

                                             $   33,472,921     $   9,678,476
-------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

BANK LINE OF CREDIT                          $           -      $     800,000
NOTES PAYABLE TO BANK                                    -          1,881,527
CAPITAL LEASE OBLIGATION                          1,529,180         1,555,860
ACCOUNTS PAYABLE                                  1,486,598         1,110,592
ACCRUED AND OTHER LIABILITIES                     1,354,123         1,347,664
DUE TO STOCKHOLDERS                               1,000,000                -
CURRENT INCOME TAXES PAYABLE                         49,000                -
DEFERRED TAX LIABILITIES                            107,000                -
                                             ---------------------------------

TOTAL LIABILITIES                                 5,525,901         6,695,643

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value;
       5,000,000 shares authorized,
       none issued and outstanding                       -                 -
  Common stock, $.01 par value;
       45,000,000 shares authorized,
       6,797,500 and 3,750,000 shares
       issued and outstanding                        67,975            37,500
  Additional paid-in capital                     27,789,215         1,135,280
  Retained earnings                                  89,830         1,810,053
                                              ---------------------------------

TOTAL STOCKHOLDERS' EQUITY                        27,947,020         2,982,833
                                              ---------------------------------

                                              $   33,472,921    $    9,678,476
-------------------------------------------------------------------------------






       The accompanying notes are an integral part of these statements.

EXECUSTAY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

===================================================================================================================================

                                                         THREE MONTHS ENDED                                 NINE MONTHS ENDED
                                                            SEPTEMBER 30,                                     SEPTEMBER 30,
                                                        ---------------------------                     --------------------------
                                                        1997               1996                         1997            1996
-----------------------------------------------------------------------------------------------------------------------------------
                                                             (unaudited)                                     (unaudited)
REVENUE                                               $  14,817,296    $ 8,910,534                   $ 35,253,084     $20,768,428

OPERATING COSTS AND EXPENSES
  Cost of revenue                                        10,039,456      5,395,595                     23,401,397      12,700,742
  Personnel and payroll costs                             2,315,751      1,543,788                      5,821,419       4,006,572
  Occupancy costs and nonrental
     depreciation and amortization                          481,005        247,909                      1,166,090         674,566
  Other operating costs                                     597,399        425,256                      1,637,939       1,169,420
                                                     ------------------------------------------------------------------------------

TOTAL COSTS AND EXPENSES                                 13,433,611      7,612,548                     32,026,845      18,551,300
                                                     ------------------------------------------------------------------------------

EARNINGS FROM OPERATIONS                                  1,383,685      1,297,986                      3,226,239       2,217,128

INTEREST EXPENSE                                             69,227         89,540                        278,188         223,044
                                                     ------------------------------------------------------------------------------

EARNINGS BEFORE INCOME TAXES                              1,314,458      1,208,446                      2,948,051       1,994,084

INCOME TAX EXPENSE (including $183,000
   nonrecurring provision relating to
   termination of Subchapter S status
   on August 27, 1997)                                      156,000              -                       156,000               -
                                                     ------------------------------------------------------------------------------

NET INCOME                                            $   1,158,458    $ 1,208,446                   $ 2,792,051      $ 1,994,084
----------------------------------------------------------------------------------------------------------------------------------

PRO FORMA DATA

HISTORICAL EARNING BEFORE INCOME TAXES                $   1,314,458    $ 1,208,446                   $ 2,948,051      $ 1,994,084
PROVISION FOR INCOME TAXES                                  526,000        483,000                     1,179,000          798,000
                                                     ------------------------------------------------------------------------------

PRO FORMA NET INCOME                                  $     788,458    $   725,446                   $ 1,769,051      $ 1,196,084
----------------------------------------------------------------------------------------------------------------------------------

PRO FORMA INCOME PER SHARE                            $         .16    $       .18                   $       .41      $       .29
----------------------------------------------------------------------------------------------------------------------------------

WEIGHTED AVERAGE COMMON
     SHARES OUTSTANDING                                   4,851,025      4,074,000                     4,335,855        4,074,000
----------------------------------------------------------------------------------------------------------------------------------





       The accompanying notes are an integral part of these statements.

EXECUSTAY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

========================================================================================================================

Nine months ended September 30,                                                  1997                       1996
------------------------------------------------------------------------------------------------------------------------
                                                                              (unaudited)                (unaudited)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                           $       2,792,051                   $  1,994,084
  Adjustments to reconcile net income to net
    cash provided by operating activities
       Deferred tax expense                                                      107,000                             -
       Depreciation and amortization                                           1,599,903                      1,276,828
       Net purchase of property on or held for lease                          (1,904,825)                    (2,342,366)
       Changes in assets and liabilities                                      (1,611,492)                    (2,407,042)
                                                                       -------------------------------------------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                              982,637                     (1,478,496)
                                                                       -------------------------------------------------

CASH FLOWS USED IN INVESTING ACTIVITIES
   Purchases of property and equipment                                          (292,431)                      (252,331)
   Net increase in due from unconsolidated affiliates                             (4,570)                       (30,235)
   Cost of acquisitions                                                       (2,762,006)                            -
                                                                       -------------------------------------------------

NET CASH USED IN INVESTING ACTIVITIES                                         (3,059,007)                      (282,566)
                                                                       -------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net (payments) borrowings on line of credit                                   (800,000)                     1,137,564
  Distributions to shareholders                                               (5,592,209)                    (1,050,934)
  Borrowings on bank loans                                                     4,350,000                      1,900,000
  Payments on bank loans                                                      (6,231,527)                      (425,381)
  Payments on capital lease obligations                                          (26,680)                       (21,289)
  Net proceeds from public offering                                           27,764,345                             -
                                                                       -------------------------------------------------

NET CASH FROM FINANCING ACTIVITIES                                            19,463,929                      1,539,960
                                                                       -------------------------------------------------
NET INCREASE IN CASH                                                          17,387,559                        221,102

CASH AT BEGINNING OF PERIOD                                                      503,099                        228,910
                                                                       -------------------------------------------------

CASH AT END OF PERIOD                                                  $      17,890,658                   $      7,808
------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL CASH FLOWS INFORMATION:

   Interest paid during the period                                     $         340,263                   $    205,735
------------------------------------------------------------------------------------------------------------------------







       The accompanying notes are an integral part of these statements.

EXECUSTAY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

==============================================================================

September 30, 1997
------------------------------------------------------------------------------


NOTE A--DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

 Execustay Corporation (the "Company") is a provider of interim housing for corporate clients and professionals. In addition to providing fully furnished housing, the Company also rents housewares and furniture to property management companies and apartment communities. The Company has offices in the mid-atlantic and southeast regions of the United States, and in California.

 The summarized financial information included herein does not include all disclosures required to be included in a complete set of financial statements prepared in conformity with generally accepted accounting principles. Such disclosures were included with the financial statements of the Company at December 31, 1996, and for the year then ended included in the Registration Statement on Form S-1 (Registration No. 333-30049) and related prospectus as declared effective by the Securities and Exchange Commission on August 27, 1997. Such Statements should be read in conjunction with the data herein.

 The financial information contains all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are deemed for a fair presentation of the results for the interim periods. The results for the interim periods are not necessarily indicative of results that may be expected for the full fiscal year.

===============================================================================

NOTE B--TERMINATION OF S-CORPORATION STATUS AND PRO FORMA INFORMATION

 PRO FORMA INFORMATION

 Prior to the consummation of the initial public offering, the Company filed its federal and state income tax returns under the provisions of Subchapter S of the Internal Revenue Code. Accordingly, no provision was provided in the accompanying financial statements for federal and state income taxes for the S Corporation periods, since the income of the Company was taxable directly to its stockholders. On August 27, 1997, the Company converted to a C Corporation and is subject to both federal and state income taxes. Accordingly, $183,000 additional federal and state income taxes, applicable to temporary differences in the recognition of income and expenses for financial accounting and income tax reporting purposes existing at August 27, 1997, have been recorded and charged to operations for the nine months ended September 30, 1997. Such charge is solely from the termination of the Subchapter S status and is nonrecurring.

 The pro forma adjustment in the statements of earnings reflects a provision for income taxes based upon pro forma pretax earnings as if the Company had been subject to federal and state and local income taxes. The pro forma income tax provision has been prepared in accordance with SFAS No. 109.

EXECUSTAY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements--Continued

==============================================================================

September 30, 1997
------------------------------------------------------------------------------


NOTE B--TERMINATION OF S-CORPORATION STATUS AND PRO FORMA INFORMATION--CONTINUED

 PRO FORMA EARNINGS PER SHARE

 Pro forma earnings per share are based upon the weighted average number of common and common equivalents shares outstanding during the period. The shares outstanding for all periods give retroactive effect to the Recapitalization and stock split of the Company as well as 324,000 shares deemed to be sold by the Company (at the initial offering price of $10.00 per share) to fund the S-Corporation distribution in excess of the previous 12 months undrawn earnings totaling $3.1 million, and the $1.1 million distribution declared on June 13, 1997.

===============================================================================


NOTE C--STOCKHOLDERS' EQUITY

 On August 27, 1997, the Company consummated an initial public offering of 2,650,000 shares of its common stock at a price of $10.00 per share. During September 1997, the underwriters' exercised their over-allotment option to purchase an additional 397,500 shares of the Company's common stock at a price of $10.00 per share. The net proceeds to the Company from the offering were approximately $27.8 million.

===============================================================================


NOTE D--STOCK OPTION PLAN

 In June 1997, the Board of Directors and stockholders adopted the 1997 Incentive and Stock Option Plan (the "Plan"). The Plan provides for the granting of options to employees of the Company to purchase shares of the Company's common stock at a price equal to or in excess of the fair market value of the common stock at the date of grant. Reserved for issuance under the Plan are 700,000 shares of common stock. The Company granted options to purchase an aggregate of 176,850 shares of common stock under the Plan at a price of $10.00 per share.

EXECUSTAY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements--Continued

==============================================================================

September 30, 1997
------------------------------------------------------------------------------


NOTE E--RECENTLY ISSUED ACCOUNTING STANDARDS

 The Financial Accounting Standards Board recently issued three new accounting standards that will affect the Company's financial reporting methods. Under Statement of Financial Accounting Standards ("SFAS") No. 128, the Company will be required to prospectively change the method used to compute fully diluted earnings per share; however, the impact is not expected to be material. Under SFAS No. 130, the Company will be required to display an amount representing total comprehensive income and its components in the financial statements. Reclassification of financial statements for earlier periods provided for comparative purposes is required. Under SFAS No. 131, the Company will be required to report certain information about its operating segments in its interim and annual financial statements, and certain information about its products and services, the geographic areas in which it operates and its major customers. In the initial year of application, comparative information for earlier years is to be restated. SFAS No. 128 is effective for the Company's fiscal year 1998, and SFAS Nos. 130 and 131 are effective for the Company's fiscal year 1999.

===============================================================================


NOTE F--ACQUISITION

 On November 1, 1997, the Company purchased 100% of the outstanding common stock of an interim housing company in New York for approximately $8,250,000, consisting of $6,300,000 in cash and 186,000 of the Company's unregistered shares of common stock valued at $1,950,000 at the time of the purchase. The total purchase price is subject to a post-closing adjustment based upon the seller's 1997 adjusted earnings before interest and taxes and a final determination of the acquired company's tangible net book value. The purchase price included seller non-compete agreements and employment agreements with certain seller employees.

Item 2. Management's Discussion And Analysis Of Financial Conditions And Results Of Operations

OVERVIEW

        ExecuStay Corporation ("ExecuStay" or the "Company") is a leading provider of interim housing for corporate clients and professionals. ExecuStay provides fully furnished high-quality apartments for stays of 30 days or more. In addition to providing fully furnished interim housing to ExecuStay residents, the Company also rents housewares and furniture to customers other than ExecuStay residents such as owners and managers of apartment communities who wish to offer fully furnished accommodations directly to their tenants. While housewares rental services are provided by the Company in most locations where it has sales offices, the Company provides furniture rental services to its residents located within approximately 200 miles of its warehouse in Gaithersburg, Maryland.

        In recent years, the Company has experienced significant increases in revenue from its interim housing operations. Since the costs associated with interim housing revenue are greater as a percentage of revenue than the costs of furniture and housewares revenue, the Company's earnings from operations as a percentage of total revenue has declined as the revenue mix has shifted heavily toward interim housing revenue. As interim housing revenue continues to increase as a percentage of the company's total revenue, earnings as a percentage of revenue may continue to decline slightly.

        Growth in revenue is derived primarily from increases in the number of leases signed with ExecuStay residents. As the Company has opened sales offices and acquired other interim housing businesses, the number of apartments under lease has increased each year at each office.

RESULTS OF OPERATIONS

        In the following discussions, revenue includes the total charges to ExecuStay residents for their housing accommodations, including charges for furniture, housewares, accessories and utilities, as well as furniture and housewares rental and sale revenue from customers other than ExecuStay residents.

        Cost of revenue includes costs related to apartment units rented to ExecuStay residents, such as property rent, furniture and houseware rental costs, utilities, telephone and cable television expenses. Also included is depreciation on furniture and housewares inventory used or held in inventory.

Comparison of the Three Months Ended September 30, 1997 to the Three Months Ended September 30, 1996

        Revenue increased 66% to $14.8 million for the three months ended September 30, 1997 from $8.9 million for the same period in 1996. The increase in revenue was due primarily to a 93% increase in interim housing revenue, from $6.4 million in the third quarter of 1996 to $12.3 million in the third quarter of 1997. Aggregate interim housing revenue from the seven offices that were operating during both periods increased 34%, accounting for $2.1 million of the interim housing revenue increase, which reflects the continued development and market penetration of these offices. Consistent with the Company's growth strategy, revenue from rental and sale of furniture and housewares did not increase or decrease materially in the third quarter of 1997 as compared to the third quarter of 1996.

        Cost of revenue increased by $4.6 million or 86% from $5.4 million for the three months ended September 30, 1996 to $10.0 million for the three months ended September 30, 1997. The increase in cost of revenue was primarily due to the growth in interim housing business. Because of the continuing change in revenue mix from interim housing and furniture and housewares rentals (interim housing revenue accounted for 83% of revenue for the three months ended September 30, 1997 and 71% of revenues for the three months ended September 30,
1996), the gross margin (revenue less cost of revenue) decreased from 39% for the three months ended September 30, 1996 to 32% for the same period in 1997.

        Personnel and payroll costs increased 50% from $1.5 million in the third quarter of 1996 to $2.3 million in the third quarter of 1997. The increase was due mainly to the addition of sales and office personnel who were necessary to support the Company's growth. Occupancy costs and nonrental depreciation and amortization increased by $233,000, a 94% increase over the same period in 1996. This increase was primarily the result of the expansion of the Company's office and housewares warehouse locations. Other operating costs for the three months ended September 30, 1997 increased 40% to $597,000, mainly because of increased advertising and promotional expenses incurred as the Company expanded into new markets.

        Interest expense for the three months ended September 30, 1997 was $69,000 compared to $90,000 for the same period in 1996. Interest expenses were low in the third quarter of 1996 because the Company did not complete any acquisitions prior to or during that period. Interest expenses were also relatively low in the third quarter of 1997 because the Company used the proceeds from its initial public offering to repay the debt incurred in connection with acquisitions made earlier in 1997. Interest earned on the remaining offering proceeds has been offset against interest expense incurred during the quarter.

        Pro forma net income increased from $725,000 ($.18 per share) for the three months ended September 30, 1996 to $788,000 ($.16 per share) for the three months ended September 30, 1997. A significant reason for the decrease in quarterly pro forma net income per share is that the weighted average number of common shares outstanding increased from 4,074,000 during the three months ended September 30, 1996 to 4,851,025 during the three months ended September 30, 1997. Additionally, income per share for the quarter ended September 30, 1996 was positively affected by one time events, including an adjustment made to depreciation expense, increased business levels as a result of the effects of a hurricane in North Carolina and increased business levels in Los Angeles due to a disruption of a competitor's business.

Comparison of the Nine Months Ended September 30, 1997 to the Nine Months Ended September 30, 1996

        Revenue increased 70% to $35.3 million for the nine months ended September 30, 1997 from $20.8 million for the same period in 1996. Most of this increase was due to a $13.5 million increase (94%) in interim housing revenue, reflecting the Company's focus on expanding its interim housing business. Aggregate interim housing revenue from the five offices that were operating during both periods increased 42%, accounting for $5.4 million of the interim housing revenue increase, which reflects the continued development and market penetration of these offices. The balance of the increase in revenue resulted from a $980,000 increase (15%) in furniture and houseware revenue for the first nine months of 1997 compared to the same period in 1996. This increase included a furniture sale of approximately $480,000 to one customer in 1997.

        Cost of revenue increased 84% for the nine months ended September 30, 1997 to $23.4 million from $12.7 million for the same period in 1996. This increase was driven by the Company's continued growth in the volume of interim housing units leased and rented to customers. The Company's gross margin (revenue less cost of revenue) decreased from 39% to 32% primarily because of the Company's changing revenue mix as discussed above.

        Compared to the first nine months of 1996, personnel and payroll cost during the first nine months of 1997 increased by $1.8 million (45%), and occupancy and nonrental depreciation and amortization increased by $492,000 (73%). These increases were due to the addition of sales and office personnel as well as increases in office space and related costs in some offices, which were necessary to create and support the Company's growth. Other operating costs increased 40% to $1.6 million from $1.2 million during the same period, primarily as a result of increased national advertising and promotional expenses.

        Interest expense increased by $55,000 in the nine months ended September 30, 1997 (from $223,000 to $278,000) due to greater use of the Company's bank line of credit to finance internal expansion of the Company and acquisitions of interim housing businesses in Orlando, Florida and San Francisco, California.

        Pro forma net income increased from $1.2 million ($.29 per share) for the nine months ended September 30, 1996 to $1.8 million ($.41 per share) for the nine months ended September 30, 1997. A significant reason for the decrease in quarterly pro forma net income per share is that the weighted average number of common shares outstanding increased from 4,074,000 for the nine months ended September 30, 1996 to 4,335,855 for the nine months ended September 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

        During the nine months ended September 30, 1997 the Company's cash and cash equivalents increased by $17.4 million, from $500,000 to $17.9 million. The increase was due mostly to the Company's initial public offering completed in August 1997, pursuant to which the Company received $27.8 million in net proceeds, as well as net cash provided by operating activities of $983,000. The $983,000 in net cash provided by operating activities was the result of $2.8 million in net income for the nine months ended September 30, 1997, plus $107,000 in deferred tax expenses and $1.6 million in depreciation and amortization. These amounts were offset by $1.9 million from the net purchase of property on or held for lease and $1.6 million in changes in assets and liabilities.

        Cash used in investing activities for the nine month period ended September 30, 1997 was $3.1 million, of which $2.8 million was related to the cost of acquisitions in Orlando and San Francisco.

        Cash flows provided by financing activities for the nine month period totaled $19.5 million. This amount was the result of $27.8 million in proceeds from the Company's August offering and $4.4 million in borrowings on bank loans used primarily to finance the acquisitions completed in April and June 1997. Upon completion of the stock offering, the Company repaid $6.2 million in bank loans and borrowings under a line of credit. The Company also used proceeds from its August offering to repay $3.1 million in final distributions of undistributed earnings to stockholders and to make a $1.1 million dividend distribution declared on June 13, 1997.

        In addition to the $17.9 million in cash available to the Company as of September 30, 1997, the Company also has available a revolving line of credit in the amount of $2 million, which is available for operating purposes. The Company is in the process of negotiating the terms of a $20 million bank revolving line of credit to be used to finance acquisitions of interim housing businesses.

CAUTIONARY NOTE

        This Quarterly Report on Form 10-Q contains forward-looking statements reflecting management's knowledge and judgment about factors which could materially affect Company performance in the future. Terms indicating future expectation and optimism about future potential and anticipated growth in revenue and earnings of the Company's business lines and like expressions typically identify such statements. Actual results and events may differ significantly from those discussed in forward-looking statements.

        All forward-looking statements are subject to the risks and uncertainties inherent with predictions and forecasts. They are necessarily speculative statements, and unforeseen factors, such as a significant downturn in the economy, increased competitive pressures, failure to absorb newly acquired businesses or to successfully develop newly opened offices, could cause results to differ materially from any that may be projected.

        Forward-looking statements are made in the context of information available as of the date stated. The Company undertakes no obligation to update or revise such statements to reflect new circumstances or unanticipated events as they occur.

Item 3.    Quantitative and Qualitative Disclosures About Market Risks

        Not applicable.

                           PART II. OTHER INFORMATION

Item 1.    Legal Proceedings
        None.

Item 2.    Changes in Securities and Use of Proceeds

     a. Changes in Securities.
        None.

     b. Recent Sales of Unregistered Securities.
        None.

     c. Use of Proceeds.

        The Company's initial Registration Statement on Form S-1, file no. 333-0049, was declared effective by the Securities and Exchange Commission on August 26, 1997. The offering of the Company's Common Stock covered by such Registration Statement commenced on August 27, 1997. A.G. Edwards & Sons, Inc. and Equitable

Securities Corporation acted as the managing underwriters (the "Representatives") for the offering. A total of 3,047,500 shares of Common Stock, including 397,500 shares subject to the Representatives' over-allotment option, were registered. The aggregate offering price of the registered Common Stock was $30,475,000. This entire amount has been sold and the offering has terminated.

        The amount of expenses incurred for the Company's account in connection with the issuance and distribution of the securities registered are as follows:

        Underwriting discounts and commissions:          $  2,133,250
        Finders' fees:                                              0
        Expenses paid to or for underwriters:                       0
        Other expenses:                                       577,405
                                                         ------------
               Total expenses                            $  2,710,655

        All such expenses were paid directly or indirectly to others.

        The net offering proceeds to the Company after deducting expenses were $27,764,345.

        The amount of net offering proceeds to the Company were used for the following purposes:

        Construction of plant, building and facilities:             $          0
        Purchase and installation of machinery
           and equipment:                                                      0
        Purchase of real estate:                                               0
        Repayment of indebtedness:                                     6,250,411
        Acquisition of other business:                                         0
        Working capital:                                                       0
        Temporary investments:
           Short term bonds                                            9,958,078
           Interest bearing money market accounts                      7,344,856
        Other purposes:
           Undistributed S corporation earnings                        3,131,064
           Payment of previously declared distribution                 1,079,936

        The undistributed S corporation earnings ($3,131,064) and the payment of previously declared distributions ($1,079,936) were made directly to the following individuals in the amounts indicated: (i) $1,333,484 to Gary R. Abrahams, Chief Executive Officer, President, Director and a greater than ten percent (10%) shareholder of the Company; (ii) $1,333,483 to Marc B. Kaplan, Chief Financial Officer, Treasurer, Director and a greater than ten percent (10%) shareholder of the

Company; (iii) $1,333,483 to Robert W. Zaugg, Chief Operating Officer, Secretary, Director and a greater than ten percent (10%) shareholder of the Company; and (iv) $210,550 to Benny E. Anderson, Executive Vice President of Western Operations of the Company.

        All other payments were made directly or indirectly to persons other than officers, directors, affiliates or greater than ten percent (10%) shareholders of the Company.

        The use of proceeds contained herein do not represent a material change in the use of proceeds described in the prospectus.

Item 3.    Defaults Upon Senior Securities
        None.

Item 4.    Submission of Matters to a Vote of Security Holders
        None.

Item 5.    Other Information
        None.

Item 6.    Exhibits and Reports on Form 8-K

        a. Exhibits

           27.1       Financial Data Schedule

        b. Reports on Form 8-K
           None.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 1997

                                                   ExecuStay Corporation



                                                   By: /s/ Marc B. Kaplan
                                                       ----------------------
                                                       Marc B. Kaplan
                                                       Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.                                                                 Page
-----------                                                                 ----
     27.1      Financial Data Schedule