Form 10-K
period 1997-12-31
EXECUSTAY CORP
filed 1998-03-31
CIK 1041540

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
                               ----------    -----------


                         Commission File No. 000-22941


                            EXECUSTAY CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               MARYLAND                                      52-2042280
        ------------------------               ---------------------------------
        (State of Incorporation)               (IRS Employer identification No.)

        7595 RICKENBACKER DRIVE
         GAITHERSBURG, MARYLAND                                 20879
----------------------------------------                      ----------
(Address of principal executive offices)                      (Zip Code)


      (Registrant's telephone number, including area code) (301) 948-4888


         Securities registered pursuant to section 12 (b) of the Act:  None.


         Securities registered pursuant to section 12 (g) of the Act:


                     Common Stock, par value $.01 per share
                     --------------------------------------
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes[ X ]     No[   ]
                                                ---         ---

         The aggregate market value of the registrant's Common Stock, par value $.01 per share, held as of March 10, 1998 by non-affiliates of the registrant was $41,433,983 based on the $11.50 closing sale price of the Common Stock on the Nasdaq National Market on such date.

         As of March 10, 1998, the registrant had 7,352,955 shares of its Common Stock issued and outstanding.

         Indicate by check mark if disclosure of delinquent filers, pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ X ]

DOCUMENTS INCORPORATED BY REFERENCE

         The information called for by Part III of the Form 10-K is incorporated by reference from the registrant's definitive proxy statement for its 1998 annual meeting of stockholders which will be filed not later than 120 days after the end of the fiscal year covered by this report.

                               TABLE OF CONTENTS




                                                         PART I
                                                                                                                 Page

Item 1.    Business                                                                                                 3

Item 2.    Properties                                                                                              10

Item 3.    Legal Proceedings                                                                                       11

Item 4.    Submission of Matters to a Vote of Security Holders                                                     11

Item 4A.   Executive Officers of the Registrant                                                                    11

                                                        PART II

Item 5.    Market for Registrant's Common Stock and Related Stockholder Matters                                    12

Item 6.    Selected Consolidated Financial Information                                                             14

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations                   15

Item 7A.   Quantitative and Qualitative Disclosures about Market Risks                                             18

Item 8.    Consolidated Financial Statements                                                                       19

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
                                                                                                                   39

                                                        PART III

Item 10.   Directors and Executive Officers of the Registrant                                                      39

Item 11.   Executive Compensation                                                                                  39

Item 12.   Security Ownership of Certain Beneficial Owners and Management                                          39

Item 13.   Certain Relationships and Related Transactions                                                          39

                                                        PART IV

Item 14.   Exhibits, Consolidated Financial Statement Schedule and Reports on Form 8-K                             39

           Signatures                                                                                              42

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

         ExecuStay is a leading provider of interim housing for corporate clients and professionals. Through its thirteen regional offices, ExecuStay provides fully furnished high-quality apartments for stays of 30 days or more, offering a choice of locations, types of accommodation and accessories. ExecuStay residents enjoy home-like accommodations that are furnished according to their needs and preferences and generally priced comparably or more affordably than traditional full service hotels or all-suite hotels.

         The Company began offering interim housing services in 1988. The number of apartments occupied by ExecuStay residents has grown from approximately 190 at December 31, 1994 to approximately 1,900 at December 31, 1997, with an average rental period in 1997 of more than three months. The Company currently leases apartments in over 37 states and the District of Columbia. The Company does not derive any revenues from operations outside the United States.

         The Company believes that demand for interim housing services has been driven by continued growth in management and professional employment, the increasing importance to American business of flexibility and outsourcing and the impact of a more mobile and transitory population. The Company's customers include Fortune 500 companies, federal and state governmental agencies, small businesses and individuals. Corporate clients generally use interim housing to meet seasonal, temporary or startup needs and to accommodate employees who have been relocated or are on temporary assignment.

         The Company does not own any apartments, thereby avoiding the risks and capital requirements normally associated with real estate ownership. Instead, housing occupied by ExecuStay customers is leased to the Company (as tenant) from a variety of unaffiliated property owners and managers. When responding to inquiries from prospective ExecuStay residents, the Company is not limited to any particular pool of apartment units and therefore is able to select suitable accommodations from any apartment property in the desired location, affording greater flexibility in accommodating the preferences of its customers. The Company generally has been able to enter into leases with property owners that match each resident's desired length of stay and, as a result, the units leased to the Company were vacant less than 5% of the time during 1997. As the Company expands into markets with a scarcity of housing accommodations available for rent, it may enter into longer leases that do not necessarily match the lease terms of its residents, which could result in a decrease in the Company's overall occupancy rate.

         The Company generally can locate and furnish a residence within 24 hours of a request and usually can arrange the length of each lease to fit the customer's needs. The Company furnishes residences, from its own warehouse or through unaffiliated rental companies, to each customer's taste with furniture, linens, electronics and housewares, along with art work and decorative accessories. Residential office furniture, fax machines, additional phone lines, computer equipment, exercise equipment and maid service can be provided upon request. ExecuStay can locate accommodations for families with young children, infants or pets. Amenities vary by location but often include a swimming pool, hot tub, sauna, fitness center, tennis courts and clubhouse.
All expenses relating to each residence, including rent, local and long-distance telephone service, cable television, utilities and trash removal, are billed to and paid by ExecuStay, which then bills each customer monthly in a single invoice. For corporate employees, the Company often bills the employer. For non-corporate customers, the Company typically charges the individual's credit card, which customers provide before commencement of occupancy.

         ExecuStay has established marketing, sales and service offices in the Atlanta, Charlotte, Ft. Lauderdale, Hartford, Los Angeles, New York City, Orlando, Philadelphia, Phoenix, Raleigh, Richmond, San Francisco and Washington metropolitan areas. ExecuStay provides housewares (non-furniture accessories) both to its residents and to others from its warehouses in the Los Angeles, Ft. Lauderdale, Charlotte, San Francisco and Washington locations.
The ownership of housewares inventory allows the Company to provide quality and consistency. In addition to housewares rental, the Washington warehouse also provides furniture for ExecuStay residents in the Mid-Atlantic area and rents residential and commercial furniture to customers other than ExecuStay residents. In areas other than the Mid-Atlantic region, the Company uses unaffiliated furniture rental companies to provide furniture to ExecuStay residents.

THE HOUSING ACCOMMODATIONS INDUSTRY

         The U.S. lodging industry has experienced significant growth and increased market segmentation in the 1990s. The interim housing segment of the lodging industry, defined as stays of four weeks or longer, has grown faster than the lodging industry as a whole. The Company believes that the growth in the interim housing industry continued through 1997 and is a result of favorable economic and business conditions in recent years, continued growth in management and professional employment, the increasing importance to American business of flexibility and outsourcing, the heightened awareness of interim housing as a lodging alternative and the impact of a more mobile and transitory population.

         Amenities found in lodging accommodations vary greatly. The following chart illustrates typical amenities and characteristics found in each of these types of accommodations.

                         Traditional   All-Suite          Extended Stay            ExecuStay Interim
                            Hotel        Hotel              Facilities                 Housing
                         ---------------------------------------------------------------------------
Kitchen                  No            Efficiency         Efficiency/Full          Full
Dining room              No            Rarely             Rarely                   Always
Residential feel         No            No                 Rarely                   Always
Washer/dryer             No            No                 Rarely                   Usually
Choice of furnishings    No            No                 No                       Wide Selection

INTERIM HOUSING RESIDENTS AND PROVIDERS

         Because of the length of their stays, interim housing residents seek a "home away from home." Just like any individual or family seeking a permanent home, interim housing residents desire accommodations that have a residential feel and the convenience typically found only in homes. Interim housing residents typically have the following needs and preferences:

         Flexibility in Locations and Types of Accommodations. Interim housing residents typically seek housing accommodations conveniently located near their temporary workplace or in a desired neighborhood or school district. Residents also have varying needs with respect to the size, style and cost of their housing accommodations.

         Flexibility in Furnishings, Housewares and Amenities. Interim housing residents like to choose their own furniture and many wish to have fax machines, computers, home exercise equipment, extra televisions or telephones or other additional accessories. Many interim housing residents are also accustomed to amenities found in apartment or condominium complexes, such as swimming pools and fitness centers.

         Flexibility in Length of Stay. Interim housing residents have varying rental term needs, which are often less than the minimum rental periods typically available to individual tenants from apartment managers.

         Convenience. An interim housing customer generally prefers to avoid the difficulties and inconvenience of locating and leasing an apartment, arranging utilities, contracting for furniture, housewares and accessories and preparing the residence for occupancy.

         Interim housing customers traditionally have had to choose between two alternatives to meet their needs: renting a hotel room or leasing an apartment. Traditional hotel rooms do not offer the most basic amenities found in apartments or houses, such as kitchen and dining facilities. Interim housing customers staying at hotels live as permanent travelers rather than temporary residents. Although all-suite hotels usually provide larger units than traditional hotel rooms and often contain efficiency kitchens, most all-suite hotels rates are priced for short-stay business travelers, which may be too expensive for the longer stays of interim housing customers. In addition, traditional hotels and all-suite hotels generally are not located in residential neighborhoods and may not be located near an interim housing customer's workplace.

         To meet the increasing demand for housing accommodations for stays longer than five days, a growing number of hotel companies are building chains of extended-stay hotels, which offer standardized, pre-furnished units. However, extended-stay facilities are limited in the number of locations, types of accommodations and choice of amenities that they offer. In addition, extended-stay hotels do not offer the flexibility in furnishings and housewares that interim housing customers often desire, nor do they offer the feel of a residential community.

         Interim housing providers either own or lease living accommodations from third parties. These providers then rent the housing accommodations, usually fully furnished, to customers seeking long-term, but not permanent, accommodations.

         Interim housing providers vary widely in their structure, size and location. Some are apartment and condominium owners or managers who seek to fill vacancies or increase rental revenues by making a percentage of their units available to interim housing customers. These property owners and managers have an incentive to place customers in the limited number of apartments or condominiums that they manage. Also, many of these owners and managers pre-furnish their apartments or condominiums, limiting their customers' choices. Other competitors include small or medium size local and regional businesses that locate and furnish housing accommodations and operate much like ExecuStay.

         As corporations are increasingly outsourcing non-core functions, many have turned to service providers for their interim housing needs. These corporate clients generally prefer to deal with a single source that can provide customized services an a national basis. Because of this trend, the Company believes that local and regional providers of interim housing will find it increasingly difficult to compete for corporate clients. The Company believes that the general preference of corporate clients to work with a single national provider already has spurred consolidation within the interim housing services industry.

BUSINESS STRATEGY

         ExecuStay's goal is to strengthen its position as a leading provider of interim housing. The Company's business strategy encompasses the following elements:

         Expand Nationally. The Company believes that as it expands into new markets, its growing national presence and brand name recognition will enhance its ability to attract additional corporate clients and professionals as well as increase business with existing clients. The primary focus of the Company's expansion strategy is the acquisition of local and regional interim housing providers, while continuing to grow internally by selectively opening additional regional offices.

         ExecuStay evaluates potential expansion markets based on local competition, the availability of rental properties, the overall health and growth trends of local economies and the presence of corporate and government employers with significant interim housing needs. ExecuStay then decides whether to enter a new market through acquisition or by internal expansion.

                 Acquisitions. In target markets, the Company pursues the acquisition of existing businesses with profitable operating histories, a recognized local and regional presence and existing management that fits well with the Company's entrepreneurial management style. Expanding through acquisitions allows the Company to quickly gain market share in new or existing regions. When acquiring an existing business, ExecuStay generally attempts to retain key marketing and sales personnel, typically by offering incentive compensation based on the performance of the acquired business.

                 Internal Expansion. In target markets where ExecuStay does not find an attractive acquisition prospect, the Company may open additional regional offices to support its existing relationships or to establish new relationships with suppliers of housing accommodations. When establishing a new office, the Company generally seeks to hire an individual who has relationships with local interim housing customers as well as property managers that would give the Company both a supply of rental units and interim housing referrals. The Company's strategy is to pursue internal expansion opportunities where it believes it has the potential to achieve profitability within twelve months.

         Expand Corporate Client Base. The Company strives to broaden its corporate client base through its growing national presence and name recognition, regional and national advertising and by increasing and strengthening its corporate relationships. The Company's customized billing and reporting services and its ability to locate and furnish the desired accommodations of a corporate employee in as little as 24 hours, are attractive to corporate clients. The Company believes that its specialized corporate client services, flexibility and increasing national presence and name recognition will be particularly attractive to corporate clients seeking a single national provider.

         Develop and Enhance Relationships with REITs and Other Apartment Owners and Managers. A key component of the Company's business strategy is to strengthen its existing relationships and to build new relationships with REITs and other property owners and managers throughout the country. These property owners and managers are not only the primary suppliers of rental units, but also are important sources of interim housing referrals. Maintaining close relationships with property owners and managers has helped the Company become established in new markets and strengthen its presence in existing markets.

         The Company believes that apartment owners and managers prefer to do business with the Company because it provides the property owner and manager with a single reliable tenant. Further, because ExecuStay does not own any real estate, it does not compete for tenants with property owners and managers but instead provides incremental business to them. By leasing to ExecuStay, property managers avoid the cost of tenant credit and reference checks. Apartment managers have also contracted with ExecuStay to operate their existing interim housing programs, providing ExecuStay an opportunity for immediate increases in local market share.

         Maintain Housing Flexibility / No Real Estate Ownership. The Company does not own and does not plan to own any of the accommodations that it rents to ExecuStay customers. As a result, ExecuStay can expand into new markets more quickly, avoid competing with property owners and avoid the risks normally associated with real estate ownership. This approach also reduces the Company's capital requirements and overhead costs and enables the Company to quickly adjust the quantity, mix and location of its accommodations as client needs dictate and local economic conditions warrant. In markets characterized by rental property shortages, the Company may be required to enter into longer term leases (six months to one year) with property owners in order to secure the needed supply of housing units. The Company considers the added risk of longer lease terms when pricing the rental units in such markets.

         Maintain and Enhance Management Information System. ExecuStay intends to maintain and enhance its proprietary management information system ("MIS"). The MIS operates through a wide area network that connects all ExecuStay offices throughout the country.
ExecuStay's MIS assists the Company in controlling and managing customer service, lease and furnishings inventory and accounting and billing functions. At each ExecuStay regional office, service personnel input customer needs and preferences into the MIS, which seeks to match each new customer's occupancy date with the vacate date of an existing ExecuStay resident, thereby reducing turn-over costs. If a suitable match is not available, the MIS indicates the need for and facilitates the selection of a new apartment lease. As a result, ExecuStay is usually able to obtain a customer's desired housing accommodations within 24 hours of the customer's request. The MIS capabilities have enabled the Company to establish and access a nationwide database and will, the Company believes, facilitate the effective integration of the operations of acquired businesses and newly established offices.

EXECUSTAY SERVICES

         The Company provides the following services in markets throughout the country:

         Interim Housing Rental. ExecuStay provides high-quality interim housing accommodations. Residents specify the desired location, size and type of accommodations and also choose from an ExecuStay catalog of furniture and housewares. The Company generally arranges the length of each lease to fit the resident's needs. All leases are for 30 days or more. After locating the desired residence, the Company furnishes it with the resident's choice of furniture, linens, electronics, housewares, art work and decorative accessories. Upon request, the Company provides office furniture, fax machines, additional phone lines, computer equipment, exercise equipment and maid service. ExecuStay arranges all utility services, including cable television and long distance telephone service. Amenities vary by location but often include a swimming pool, hot tub, sauna, fitness center, tennis courts and clubhouse.

         Houseware Rental. Housewares for substantially all of the ExecuStay accommodations are supplied from the Company's regional warehouses located in Washington, Los Angeles, San Francisco, Ft. Lauderdale and Charlotte. In markets where the Company does not have a warehouse that can service its customers, the Company rents housewares from unaffiliated rental companies. In addition to servicing ExecuStay's interim housing customers, the Company's warehouses provide housewares to other interim housing providers and local apartment owners and managers. As it implements its expansion strategy, the Company plans to continue to supply most of its customers' houseware needs. ExecuStay's houseware business generates an attractive return on investment, complements the Company's other interim housing services and allows the Company to control the quality and availability of housewares.

         Furniture Rental. Except in the Mid-Atlantic area, the Company furnishes its accommodations with furniture rented from unaffiliated rental companies. In the Mid-Atlantic area, ExecuStay furnishes its housing accommodations with furniture from its Washington warehouse. ExecuStay's furniture division rents both to ExecuStay residents and to other interim housing providers. In 1995, the Company established a commercial office furniture rental division, which also utilizes the Washington warehouse.

         Convenient Billing. The Company provides one monthly invoice to its customers. All expenses relating to each residence, including rent, furnishings, basic and long-distance telephone service, cable television, utilities and trash removal, are billed to and paid by ExecuStay, which then bills each customer in one charge on a single monthly invoice. For corporate employees, the Company bills either the employee or the corporate employer. For other ExecuStay residents, the Company typically charges the individual's credit card, which is provided by the customer before commencement of occupancy. ExecuStay also offers customized billing options and reporting to national corporate clients.

         Quality Assurance. ExecuStay monitors the quality of its services both through regional personnel and by a satisfaction survey that residents are asked to complete upon expiration of their stays. Because of the short-term nature of most of ExecuStay's leases, ExecuStay can quickly change suppliers of rental properties if a landlord is not responsive to the needs of ExecuStay and its customers. Similarly, in cases where ExecuStay does not provide furniture and housewares, ExecuStay can easily change the suppliers from whom it rents such items.

HEADQUARTERS AND REGIONAL OFFICES

         ExecuStay's headquarters, Washington regional office and Mid-Atlantic warehouse are located in Gaithersburg, Maryland. The Company performs all of its administrative services from this office, including accounting, national marketing and inventory management. ExecuStay established the following regional offices in the years indicated:

         Los Angeles, California                           July 1988
         Washington, D.C. *                                March 1991
         Philadelphia, Pennsylvania                        April 1993
         Richmond, Virginia *                              March 1995
         Charlotte, North Carolina                         November 1995
         Raleigh, North Carolina                           January 1996
         Ft. Lauderdale, Florida                           January 1996
         Orlando, Florida                                  April 1997
         San Francisco, California                         June 1997
         Atlanta, Georgia                                  June 1997
         New York City, New York                           November 1997
         Hartford, Connecticut                             January 1998
         Phoenix, Arizona                                  February 1998

* The Washington regional office has a satellite sales office in Chantilly, Virginia. The Richmond office has a satellite sales office in Virginia Beach, Virginia.

         ExecuStay has found that the key elements to successful regional offices are: (i) providing ExecuStay's high-quality service and attention to customer needs; (ii) establishing strong relationships with corporate clients and with local apartment owners and managers; and (iii) attracting and retaining key personnel who have industry experience and relationships with local interim housing customers and suppliers.

SALES, MARKETING AND ADVERTISING

         Each of the regional offices employ office managers who are responsible for developing and maintaining relationships with corporate clients and property owners and managers. Because the Company does not own any real estate, it can establish mutual referral programs with property owners and managers. As a result of ExecuStay's centralized administration, managers and salespersons can focus on obtaining new clients and servicing existing ones.

         To develop client relationships, ExecuStay's salespersons regularly attend seminars and conferences attended by human resources professionals. The Company also obtains customers from advertisements in local rental property magazines and newspapers.

         Through its MIS, the Company offers customized billing and reporting to corporate clients. In addition, as ExecuStay's operations expand throughout the country, ExecuStay may offer temporary incentive programs to selected corporate clients to encourage them to use ExecuStay in new markets.

REGIONAL WAREHOUSES

         ExecuStay maintains warehouses in Washington, Los Angeles, Ft. Lauderdale, San Francisco and Charlotte. These warehouses provide items such as cutlery, dishes, kitchen utensils, linens and electronic products, including televisions, VCRs and stereos. The Washington furniture warehouse provides both residential and office furniture to ExecuStay's customers in the Mid-Atlantic area. ExecuStay leases all of its warehouse properties. Additional regional warehouses may be opened in existing markets or to serve new markets. ExecuStay does not plan to open new furniture warehouses, although the Company currently intends to expand the furniture warehouse facilities in Washington to better meet actual and anticipated growth in the region.

ACQUISITIONS

         Orlando. On April 1, 1997, the Company paid $850,000 in cash to Corporate Accommodations, Inc. ("Corporate Accommodations") to acquire certain assets and all existing customer leases related to its interim housing business in Orlando. In connection with the acquisition, the Company and Corporate Accommodations' sole shareholder entered into a five-year employment and non-competition agreement. The Company accounted for the transaction using purchase accounting and recorded tangible assets of $25,000 and certain intangible assets including $120,000 relating to a non-compete agreement and goodwill of $705,000.

         San Francisco. On June 1, 1997, the Company acquired for $1.9 million in cash the interim housing business of Prom X, Inc. ("Prom X"). In addition to the purchase of all intangible assets of the Prom X business, the Company has the right, for a period of 36 months, to provide interim housing services at 17 apartment complexes (the "Properties") owned or managed by affiliates of Prom X throughout the San Francisco metropolitan area. The Company has the right to be the exclusive provider of interim housing services at 15 of the Properties. In connection with the purchase, Prom X has agreed to refrain from engaging in the interim housing business in Northern California for a period of eight years. The Company accounted for the transaction using purchase accounting and recorded intangible assets, including $100,000 relating to a non-compete agreement, $160,000 relating to existing contract rights and to an exclusivity agreement, and goodwill of $1.6 million.

         New York. On November 1, 1997, the Company purchased 100% of the outstanding common stock of Boland Corporate Housing, an interim housing company in New York for approximately $8,250,000, consisting of $6,300,000 in cash and 186,000 of the Company's unregistered shares of common stock valued at approximately $1,950,000 at the time of purchase. The total purchase price was subject to a post-closing adjustment based upon the seller's 1997 adjusted earnings before interest and taxes and a final determination of the acquired company's tangible net book value. An additional $1,728,000 was accrued in 1997 to cover the post closing adjustment. The Company accounted for the transaction using purchase accounting and recorded certain intangible assets including $100,000 relating to a non-compete agreement and goodwill of approximately $9.2 million.

         Hartford. On January 1, 1998, the Company purchased 100% of the outstanding stock of Corporate Accommodations, Inc., an interim housing company in Connecticut, for approximately $1,450,000, consisting of $1,050,000 in cash and 45,455 of the Company's unregistered shares of common stock valued at $400,000 at the time of the purchase. The total purchase price is subject to a post-closing adjustment based upon the seller's December 31, 1997 tangible net book value. The purchase price included seller non-compete agreements and employment agreements with certain seller employees. The Company has accounted for the transaction in 1998 using purchase accounting and recorded intangible assets including $ 25,000 relating to a non-compete agreement and goodwill of approximately $1.1 million.

         Phoenix. On February 1, 1998 the Company purchased the net assets of F.L. Taylor Corporation, an interim housing company located in Arizona, for approximately $837,000. The total purchase price is subject to a post closing adjustment based upon the seller's increase in gross profit over gross profit for 1997. The purchase price also included a seller non-compete agreement. The Company has accounted for the transaction in 1998 using purchase accounting and recorded tangible assets of $30,000 and intangible assets including $25,000 relating to a non-compete agreement and goodwill of approximately $782,000.

NEW OFFICES

         Atlanta. In June 1997, the Company established a regional office in Atlanta. The Company has hired an office manager who has worked for various providers of interim housing and has relationships with interim housing corporate clients in the local market.

COMPETITION

         The interim housing industry is highly competitive. The Company competes against numerous local, regional and national interim housing providers, both for customers and for accommodations. The Company expects competition in its business to intensify as existing competitors expand and new competitors enter the industry. The financial barriers to entry in the interim housing industry are relatively low, making it an industry for potential new competitors. In particular, entities that maintain a vendor-vendee relationship with companies in this industry, such as real estate managers or furniture rental businesses, have entered the industry and more such entities may decide to enter the industry in the future.

         ExecuStay believes that the larger providers of interim housing are the Company's primary competitors. At the present time, such competitors include Oakwood Corporate Housing, Inc. ("Oakwood"), Bridgestreet Accommodations, Inc., Globe Business Resources, Inc. and Accommodations America, Inc. Oakwood has established itself as the largest provider of interim housing accommodations, currently renting more than 10,000 interim housing units. Other significant competitors may emerge in the future. Certain of the Company's existing competitors have, and any new competitors that enter the industry may have, access to significantly greater financial resources than the Company.

         Providers of interim housing services also compete with traditional hotels, motels, and all-suite and extended-stay hotels. A number of lodging chains and developers have recently announced plans to develop, or are currently developing, extended-stay hotels that may compete with the interim housing services provided by the Company. Moreover, several extended-stay lodging companies have recently raised substantial amounts of capital in public offerings for purposes of constructing and expanding lodging facilities.

         Factors that influence an interim housing customer's decision to choose one service provider over another include location, price and quality of accommodations, quality and scope of service and brand name recognition.

EMPLOYEES

         As of March 10, 1998, the Company employed approximately 300 full-time employees.

ITEM 2.  PROPERTIES

         The Company's headquarters and largest warehouse facility is located in Gaithersburg, Maryland. In addition, as of March 10, 1998, ExecuStay operated at an additional 15 locations in 9 other states. The Company's locations are occupied under leases expiring between the years of 1998 and 2114. ExecuStay intends to expand its headquarters and warehouse facilities in Gaithersburg, Maryland to better meet actual and anticipated growth in the region. ExecuStay believes that all other facilities leased by it are adequate for carrying on its current interim lodging operations at its existing locations as well as its anticipated future needs at those locations. ExecuStay believes it will be able to renew such leases as they expire or find comparable or additional space on commercially suitable terms.

ITEM 3.  LEGAL PROCEEDINGS

         Legal proceedings to which ExecuStay is subject arise in the ordinary course of business. Currently, ExecuStay is not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of stockholders.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth information regarding the Company's current executive officers:

Executive Officers

         The directors and executive officers of the Company are as follows:

 NAME                        AGE       POSITION
 ----                        ---       --------
 Gary R. Abrahams            45        Chief Executive Officer, President and Director
 Marc B. Kaplan              49        Chief Financial Officer, Treasurer and Director
 Robert W. Zaugg             53        Chief Operating Officer, Secretary and Director
 Benny E. Anderson           35        Executive Vice President-Western Operations
 Joseph C. Porpiglia         50        Senior Vice President-Furniture Operations

         ExecuStay Corporation was organized on June 4, 1997. Mr. Abrahams, Mr. Kaplan and Mr. Zaugg co-founded the Company's original subsidiary in 1986 and have held positions similar to those set forth above with each of the Company's subsidiaries since their respective inceptions. The following is a brief summary of the business experience of each of the executive officers of the Company.

         GARY R. ABRAHAMS. Mr. Abrahams is the Company's Chief Executive Officer, President, a Director and a co-founder of the Company. He was an executive officer of Horizon Financial Corporation in Washington, D.C. from 1983 to 1987, was employed by Standard Federal Savings & Loan in Gaithersburg, Maryland from 1979 to 1983, and by Ernst & Ernst from 1975 to 1978.

         MARC B. KAPLAN. Mr. Kaplan is the Company's Chief Financial Officer, Treasurer, a Director and a co-founder of the Company. He was President of Horizon Financial Corporation from 1983 to 1987, was employed by Standard Federal Savings & Loan from 1976 to 1983, and by Arthur Young & Company from 1972 to 1976.

         ROBERT W. ZAUGG. Mr. Zaugg is the Company's Chief Operating Officer, Secretary, a Director and a co-founder of the Company. He was an executive officer of Horizon Financial Corporation from 1983 to 1987, was employed by Standard Federal Savings & Loan from 1975 to 1983, by Equitable Federal Savings from 1972 to 1974, and by Peat Marwick, Mitchell & Company from 1968 to 1972.

         BENNY E. ANDERSON. Mr. Anderson joined the Company in 1991 and is currently the Company's Executive Vice President of Western Operations. Before joining the Company, Mr. Anderson worked at Seychelles, Inc. as a controller from 1990 to 1991. He also worked as a controller from 1988 to 1990 at Trendmasters, Inc., a Los Angeles-based toy manufacturer.

         JOSEPH C. PORPIGLIA. Mr. Porpiglia has served as Senior Vice President of Furniture Operations since 1995. From 1989 to 1995, Mr. Porpiglia was a General Manager of CORT Business Services Corporation, a furniture rental company, where he most recently managed the furniture rental operations in Los Angeles and Washington.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         The Company's common stock (the "Common Stock") is traded under the symbol "EXEC." The following table sets forth for the periods indicated the high and low closing sales prices per share for the Common Stock on the Nasdaq National Market System since the date of the Company's initial public offering.

         1997                              High                Low
         ----                              ----                ---
         August 27-September 30        $   12.00           $   10.50
         Fourth Quarter                $   12.50           $    8.25

         As of March 18, 1998 there were 20 holders of record of the Common Stock. This number does not reflect the number of individuals or institutional investors holding stock in nominee name through banks, brokerage firms, and others.

DIVIDEND POLICY

         On June 13, 1997, prior to its initial public offering the Company declared a dividend related to its S corporation status. The dividend consisted of approximately $1.1 million representing prior years' capital contributions and a final S corporation distribution totaling approximately $4.5 million equal to the undistributed cumulative earnings. Other than this dividend, the Company has not paid cash dividends on its Common Stock and intends to continue this policy for the foreseeable future. ExecuStay plans to retain earnings for use in its business. The terms of ExecuStay's credit facilities could limit the payment of dividends on its Common Stock without the consent of the lender. Any future determination to pay cash dividends will be at the discretion of the Board of Directors of the Company and will be dependent on ExecuStay's results of operations, financial condition, contractual and legal restrictions and any other factors deemed to be relevant.

USE OF PROCEEDS

         The net offering proceeds to the Company of $27,754,158 from its initial Registration Statement on Form S-1 (file No. 333-0049) were used for the following purposes:

Construction of plant, building and facilities:                 $        -
Purchase and installation of machinery and equipment:                    -
Purchase of real estate:                                                 -
Repayment of indebtedness:                                       6,250,411
Acquisition of other businesses:                                 6,304,752
Working capital:                                                         -
Temporary investments:
   Short term bonds                                                 61,669*
   Interest bearing money market accounts                        9,525,957*
Other purposes:
   Undistributed S corporation earnings                          4,531,433
   Payment of previously declared distributions                  1,079,936

         * On January 2, 1998, the Company transferred $5.0 million from interest bearing money market accounts into short term bonds.

         The undistributed S corporation earnings ($4,531,433) and the payment of previously declared distributions ($1,079,936) were made directly to the following individuals in the amounts indicated: (i) $1,780,835 to Gary R. Abrahams, Chief Executive Officer, President, Director and greater than ten percent (10%) shareholder of the Company; (ii) $1,780,835 to Marc B. Kaplan, Chief Financial Officer, Treasurer, Director and greater than ten percent (10%) shareholder of the Company; (iii) $1,780,835 to Robert W. Zaugg, Chief Operating Officer, Secretary, Director and greater than ten percent (10%) shareholder of the Company; and (iv) $268,864 to Benny E. Anderson, Executive Vice President of Western Operations of the Company. All other payments were made directly or indirectly to persons other than officers, directors, affiliates or greater than ten percent (10%) shareholders of the Company.

         The use of proceeds contained herein does not represent a material change in the use of proceeds described in the prospectus.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL INFORMATION

         The selected financial information presented below has been derived from the consolidated financial statements of the Company. The Company's financial statements for the years ended December 31, 1995, 1996 and 1997 have been by audited by Grant Thornton LLP. All of the data should be read in conjunction with the Company's audited financial statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operation" appearing elsewhere herein.

                                                               YEAR ENDED DECEMBER 31,
                                               -------------------------------------------------------
                                                 1993         1994       1995       1996        1997
                                               -------------------------------------------------------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenue:
   Interim housing revenue                     $  3,651    $  6,917   $  9,390     $20,905     $41,927
   Furniture and houseware revenue                5,071       6,856      7,818       8,740       9,831
                                               --------    --------   --------     -------     -------
        Total Revenue                             8,722      13,773     17,208      29,645      51,758
Operating costs and expenses:
   Cost of revenue                                4,753       7,670      9,614      18,472      35,306
   Personnel and payroll costs                    2,390       3,464      3,876       5,597       8,246
   Occupancy costs and nonrental
     depreciation and amortization                  455         626        660         994       1,600
   Other operating costs                            212         488        942       1,616       2,209
                                               --------    --------   --------     -------     -------
          Total operating costs and expenses      7,810      12,248     15,092      26,679      47,361
                                               --------    --------   --------     -------     -------
Earnings from operations                            912       1,525      2,116       2,966       4,397
Interest expense                                     68         195        240         308         156
                                               --------    --------   --------     -------     -------
Earnings before income taxes                        844       1,330      1,876       2,658       4,241
Income tax expense                                    -           -          -           -         285
                                               --------    --------   --------     -------     -------
Net income                                     $    844    $  1,330   $  1,876     $ 2,658     $ 3,956
                                               ========    ========   ========     =======     =======

PRO FORMA DATA (1):
   Pro forma net income                        $    506    $    798   $  1,126     $ 1,595     $ 2,545
                                               ========    ========   ========     =======     =======

   Pro forma net income per common share       $   0.12    $   0.20   $   0.28     $  0.39     $  0.51
                                               ========    ========   ========     =======     =======

   Weighted average common shares
       outstanding (2)                            4,074       4,074      4,074       4,074       4,986

                                                                     DECEMBER 31,
                                               -------------------------------------------------------
                                                 1993         1994       1995       1996        1997
                                               -------------------------------------------------------
                                                                   (in thousands)
BALANCE SHEET DATA:
   Cash and cash equivalents                   $     19    $     24   $   229      $   503     $16,134
   Property on or held for lease, net             1,907       2,660     3,059        4,099       4,912
   Total assets                                   3,241       5,932     6,519        9,678      43,830
   Bank line of credit                              612         546       200          800       5,000
   Notes payable to bank                            490         453       743        1,882           -
   Total stockholders' equity                     1,409       1,862     2,481        2,983      31,026

(1) Prior to the public offering, the Company elected to be treated as an S Corporation and was not subject to federal and certain state income taxes. The Pro Forma Data reflects federal and state income tax based on applicable tax rates as if the Company had not elected S corporation status for those periods. See Note D to the Consolidated Financial Statements.

(2)      The pro forma weighted average common shares outstanding is based on:
         (i) the weighted average sharesoutstanding during the period; and (ii) the assumed sale of sufficient number of shares of Common Stock necessary to provide funds to make a distribution of all undistributed S corporation earnings at June 30, 1997 in excess of earnings for the twelve-month period then ended and to make the distribution of $1.1 million declared on June 13, 1997. See Notes A and D to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Set forth below is a discussion of the results of the Company's operations for the years ended December 31, 1995, 1996 and 1997, and the Company's liquidity and capital resources at December 31, 1997. The discussion which follows should be read in conjunction with ExecuStay's Selected Consolidated Financial Statements and the Consolidated Financial Statements and notes thereto included elsewhere herein.

OVERVIEW

         ExecuStay Corporation ("ExecuStay" or the "Company") is a leading provider of interim housing for corporate clients and professionals. ExecuStay provides fully furnished high-quality apartments for stays of 30 days or more. In addition to providing fully furnished interim housing to ExecuStay residents, the Company also rents housewares and furniture to customers other than ExecuStay residents such as owners and managers of apartment communities who wish to offer fully furnished accommodations directly to their tenants. While housewares rental services are provided by the Company in most locations where it has sales offices, the Company only provides furniture rental services to its residents located within approximately 200 miles of its warehouse in Gaithersburg, Maryland.

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

         Growth in revenue is derived primarily from increases in the number of leases signed with ExecuStay residents. As the Company has opened sales offices and acquired other interim housing businesses, the number of apartments under lease has increased each year.

         The following table sets forth the number of units leased by the Company as of the end of each of the last three calendar years:

                                 DECEMBER 31, *
                             ----------------------
                             1995     1996     1997
                             ----------------------
MidAtlantic                  385       511      986
West                          81        81      435
South East                    51       331      446
                             ---       ---    -----
     Total                   517       923    1,867
                             ===       ===    =====

*Regional data for the MidAtlantic region includes the Philadelphia, New York, Washington and Richmond offices; the West region includes the Los Angeles and San Francisco offices; and the South East region includes the North Carolina, Florida and Atlanta offices.

         The following selected data presented below is for the year ended December 31, 1997.

Percentage of leases entered into by ExecuStay with property owners for one year or less         100%
Average occupancy rate                                                                            95%
Average daily rate paid by ExecuStay to property owners                                          $44
Average daily rate charged by ExecuStay to its customers*                                        $76

*Includes all services provided by ExecuStay

RESULTS OF OPERATIONS

         The following table sets forth consolidated statement of operations data as a percentage of total revenue for the periods indicated.

                                                      YEAR ENDED DECEMBER 31,
                                                 ------------------------------
                                                   1995        1996        1997
                                                 ------------------------------
Revenue:
 Interim housing revenue                          54.6%       70.5%       81.0%
 Furniture and houseware revenue                  45.4        29.5        19.0
                                                 -----       -----       -----
      Total revenue                              100.0%      100.0%      100.0%
Operating costs and expenses:
Cost of revenue                                   55.9        62.3        68.2
Personnel and payroll costs                       22.5        18.8        16.0
Occupancy costs and nonrental
   depreciation and amortization                   3.8         3.4         3.1
Other operating costs                              5.5         5.5         4.3
                                                 -----       -----       -----
        Total operating costs and expenses        87.7        90.0        91.6
                                                 -----       -----       -----
Earnings from operations                          12.3        10.0         8.4
Interest expense                                   1.4         1.0         0.3
                                                 -----       -----       -----
Earnings before income tax                        10.9         9.0         8.1
Income tax expense                                   -           -         0.5
                                                 -----       -----       -----
Net Income                                        10.9%        9.0%        7.6%
                                                 =====       =====       =====
Number of leased units at end of period            517         923       1,867

         Inflation has not had a significant effect on the Company's operations, as increased costs to the Company generally have been offset by increased prices of products and services sold.

         In the discussions below, the following terms have the meanings described hereinafter.

         Interim housing revenue consists of the total charges to ExecuStay residents for their housing accommodations, including charges for furniture, housewares, accessories and utilities.

         Furniture and houseware revenue includes all income from customers other than ExecuStay residents and also includes revenue from the sale of used inventory.

         Cost of revenue includes costs related to apartment units rented to ExecuStay residents, such as property rent, furniture and houseware rental costs, utilities, telephone and cable television expenses. Also included is depreciation on furniture and housewares inventory on rental or held in inventory.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1997 TO THE YEAR ENDED DECEMBER 31,
1996

         Revenue increased 75% to $51.8 million for the year ended December 31, 1997 from $29.6 million for the year ended December 31, 1996. This increase was primarily due to a $21.1 million increase (101%) in interim housing revenue, reflecting the Company's continued focus on expanding its interim housing business. The acquisitions made during 1997 accounted for $11.4 million of the increase in interim housing revenue. These acquisitions accounted for 679 leased units out of 1,867 units as of December 31, 1997. Aggregate interim housing revenue from the seven offices that were operating during both periods increased 46.7%, accounting for $9.7 million of the interim housing revenue increase, which reflects the continued development and market penetration of these offices. The balance of the increase in revenue resulted from a $1.1 million increase (12.5%) in furniture and houseware revenue for 1997 compared to the same period in 1996. This increase included a furniture sale of approximately $480,000 to one customer in 1997.

         Cost of revenue increased 91% for the year ended December 31, 1997 to $35.3 million from $18.5 million for the same period in 1996. This increase was driven by the Company's continued growth in the volume of interim housing units leased and rented to customers. The Company's gross margin (revenue less cost of revenue) decreased from 38% to 32% primarily because of the Company's changing revenue mix as discussed above.

         Compared to the year ended 1996, personnel and payroll cost during the year ended 1997 increased by $2.6 million (47%), and occupancy and nonrental depreciation and amortization increased by $606,000 (61%). These increases were due to recent acquisitions and management's continued emphasis on strengthening the current infrastructure to support the Company's growth. Other operating costs increased 37% to $2.2 million from $1.6 million during the same period, primarily as a result of new acquisitions and increased national advertising and promotional expenses.

         Interest expense decreased by $152,000 in the year ended December 31, 1997 (from $308,000 to $156,000) due primarily to the fact that the Company used proceeds from the initial public offering to repay outstanding bank debt in September 1997.

         Net income increased from $2.7 million for the year ended December 31, 1996 to $4.0 million for the year ended December 31, 1997.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1996 TO THE YEAR ENDED DECEMBER 31,
1995

         The Company's total revenue increased 72% to $29.6 million for the year ended December 31, 1996 from $17.2 million for the year ended December 31, 1995. Most of this increase resulted from an $11.5 million increase (122%) in interim housing revenue, which was $20.9 million in 1996 compared to $9.4 million in 1995. The three offices that had been opened prior to 1995 accounted for $4.9 million of this $11.5 million increase, and the balance of this increase was the result of increased activity at the four sales offices opened in 1995 and early 1996. Furniture and houseware revenue increased 12% to $8.7 million in 1996 from $7.8 million in 1995. The growth in furniture and houseware revenue was less than the growth in interim housing revenue primarily because of the Company's strategy to focus on expanding its interim housing business.

         The cost of revenue increased 92% to $18.5 million in 1996 from $9.6 million in 1995. This cost increase paralleled the increase in related interim housing revenue. Personnel and payroll costs increased by 44% to $5.6 million in 1996 from $3.9 million in 1995. This increase primarily resulted from the addition of three offices and increased staffing in four established offices. Interim housing operations were responsible for $1.0 million (60%) of this increase. Similarly, occupancy costs increased by 51% to $994,000 in 1996 from $660,000 in 1995. This increase was due to the opening of the Charlotte, Raleigh and Fort Lauderdale offices and related warehouse locations. Other operating costs increased 70% to $1.6 million in 1996 from $942,000 in 1995. This increase was primarily due to additional advertising, promotion and other selling expenses incurred in new and existing interim housing markets.

         Interest expense increased to $308,000 in 1996 from $240,000 in 1995 due to an increase in indebtedness associated with establishing new office and warehouse locations.

         Net income increased 42% to $2.7 million in 1996 from $1.9 million in 1995.

LIQUIDITY AND CAPITAL RESOURCES

         During the year ended December 31, 1997 the Company's cash and cash equivalents increased by $15.6 million, from $500,000 to $16.1 million. The increase was due mostly to the Company's initial public offering completed in August 1997, pursuant to which the Company received $27.8 million in net proceeds, as well as net cash provided by operating activities of $2.2 million.

         Cash used in investing activities for the year ended December 31, 1997 was $9.0 million, of which $8.5 million was used to fund acquisitions of interim housing companies located in the New York, Orlando and San Francisco Bay areas.

         Cash flows provided by financing activities for the year ended December 31, 1997 totaled $22.5 million. This amount was generated primarily from $27.8 million in proceeds received from the Company's initial public offering. Upon completion of this offering, the Company used a portion of the proceeds to repay approximately $6.2 million in bank debt. The Company also used a portion of the proceeds to pay $4.5 million in final S-Corporation distributions to the principal stockholders and to fund a $1.1 million dividend distribution declared on June 13, 1997.

         In addition to the $16.1 million in cash available to the Company as of December 31, 1997, the Company also has an arrangement with its bank to obtain revolving lines of credit in the amount of $25 million, which will be available for future acquisitions and working capital needs. The Company expects that the definitive agreements with respect to the lines of credit will be finalized in April 1998.

OTHER MATTERS

         The Company is currently assessing and working to resolve the potential impact of the year 2000 on the processing of date-sensitive information by the Company's computerized information systems. The year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or systems failures. The Company has and will continue to make certain investments in its software systems and applications to ensure the Company is Year 2000 compliant. The financial impact of becoming Year 2000 compliant has not been and is not expected by the Company to be material to the Company's financial position or results of operations in a given year. However, there is no guarantee that the systems of other companies on which the Company's systems and operations rely will be converted on a timely basis and will not have a material effect on the Company.

CAUTIONARY NOTE

         This Annual Report on Form 10-K contains forward-looking statements reflecting management's knowledge and judgment about factors which could materially affect Company performance in the future. Terms indicating future expectation and optimism about future potential and anticipated growth in revenue and earnings of the Company's business lines and like expressions typically identify such statements. Actual results and events may differ significantly from those discussed in forward-looking statements.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         Not applicable.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS


                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                              Page

Consolidated Balance Sheets as of December 31, 1996 and 1997                                                    20

Consolidated Statements of Operations for the years ended December 31, 1995, 1996 and 1997                      21

Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1995, 1996
and 1997                                                                                                        22

Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1996 and 1997                      23

Notes to Consolidated Financial Statements                                                                      24

Report of Independent Certified Public Accountants                                                              38

 EXECUSTAY CORPORATION AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS

                                                                          DECEMBER 31,
                                                                   -------------------------
                                                                       1996           1997
                                                                   -------------------------
 ASSETS
 Cash and cash equivalents                                         $  503,099    $16,134,958
 Accounts receivable, net                                           2,266,518      5,657,600
 Prepaid rent and other                                               323,521        723,350
 Property on or held for lease, net                                 4,098,894      4,912,013
 Property and equipment, net                                        2,076,330      2,383,958
 Deferred tax-asset                                                         -        241,000
 Intangible and other assets                                          410,114     13,777,058
                                                                   -------------------------
      Total assets                                                 $9,678,476    $43,829,937
                                                                   =========================

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Bank line of credit                                               $  800,000    $ 5,000,000
 Notes payable to bank                                              1,881,527            -
 Capital lease obligation                                           1,555,860      1,519,844
 Accounts payable                                                   1,110,592      2,632,348
 Accrued and other liabilities                                      1,347,664      3,651,960
                                                                   -------------------------
      Total liabilities                                             6,695,643     12,804,152

 STOCKHOLDERS' EQUITY
 Preferred stock, $.01 par value;
      5,000,000 shares authorized,
      none issued and outstanding                                         -              -
 Common stock, $.01 par value;
      45,000,000 shares authorized,
      3,750,000 and 6,983,500 shares
      issued and outstanding                                           37,500         69,835
 Additional paid-in capital                                         1,135,280     29,720,738
 Retained earnings                                                  1,810,053      1,235,212
                                                                   -------------------------
      Total stockholders' equity                                    2,982,833     31,025,785
                                                                   -------------------------
      Total liabilities and stockholders' equity                   $9,678,476    $43,829,937
                                                                   =========================


        The accompanying notes are an integral part of these statements.

 EXECUSTAY CORPORATION AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                  YEAR ENDED DECEMBER 31,
                                                                  ------------------------------------------------------
                                                                     1995                  1996                  1997
                                                                  ------------------------------------------------------
 REVENUE
    Interim housing revenue                                       $9,390,373           $20,905,463           $41,926,966
    Furniture and housewares revenue                               7,817,677             8,740,394             9,831,135
                                                                  ------------------------------------------------------
       Total revenue                                              17,208,050            29,645,857            51,758,101

 OPERATING COSTS AND EXPENSES
      Cost of revenue                                              9,613,393            18,472,252            35,306,569
      Personnel and payroll costs                                  3,875,845             5,596,781             8,245,994
      Occupancy costs and nonrental
           depreciation and amortization                             660,323               994,107             1,599,675
      Other operating costs                                          942,697             1,616,312             2,208,602
                                                                  ------------------------------------------------------

 TOTAL OPERATING COST AND EXPENSES                                15,092,258            26,679,452            47,360,840
                                                                  ------------------------------------------------------

 EARNINGS FROM OPERATIONS                                          2,115,792             2,966,405             4,397,261

 INTEREST EXPENSE                                                    240,109               307,709               156,095
                                                                  ------------------------------------------------------

 EARNINGS BEFORE INCOME TAXES                                      1,875,683             2,658,696             4,241,166

 INCOME TAX EXPENSE                                                    -                     -                   284,573

 NET INCOME                                                        1,875,683             2,658,696             3,956,593
 -----------------------------------------------------------------------------------------------------------------------
 PRO FORMA DATA (Note D)

 HISTORICAL EARNINGS BEFORE INCOME TAXES                          $1,875,683           $ 2,658,696           $ 4,241,166
 PROVISION FOR INCOME TAXES                                          750,000             1,063,000             1,696,000
                                                                  ------------------------------------------------------

 PRO FORMA NET INCOME                                             $1,125,683           $ 1,595,696           $ 2,545,166
 -----------------------------------------------------------------------------------------------------------------------

 PRO FORMA INCOME PER SHARE - BASIC                               $     0.28           $      0.39           $      0.51
                            - DILUTED
                                                                  $     0.28           $      0.39           $      0.51
 WEIGHTED AVERAGE COMMON SHARES
      OUTSTANDING           - BASIC                                4,074,000             4,074,000             4,986,081
                            - DILUTED                              4,074,000             4,074,000             4,988,006

        The accompanying notes are an integral part of these statements.

 EXECUSTAY CORPORATION AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                     PREFERRED          COMMON              ADDITIONAL         RETAINED
                                       STOCK             STOCK            PAID-IN CAPITAL      EARNINGS          TOTAL
                                   ---------------------------------------------------------------------------------------
BALANCE AT JANUARY 1, 1995         $     -              $ 36,500            $ 1,108,673       $  716,856      $ 1,862,029

Net income for 1995                      -                 -                     -             1,875,683        1,875.683
Distributions                            -                 -                     -            (1,284,053)      (1,284,053)
Issuance of common stock                 -                 1,000                 26,607            -               27,607
                                   ---------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1995             -                37,500              1,135,280        1,308,486        2,481,266

Net income for 1996                      -                 -                     -             2,658,696        2,658,696
Distributions                            -                 -                     -            (2,157,129)      (2,157,129)
                                   ---------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1996             -                37,500              1,135,280        1,810,053        2,982,833

Net income for 1997                      -                 -                     -             3,956,593        3,956,593
Distributions                            -                 -                 (1,079,935)      (4,531,434)      (5,611,369)
Net proceeds from public
  offering                               -                30,475             27,714,253            -           27,744,728
Issuance of common stock                 -                 1,860              1,951,140            -            1,953,000
                                   ---------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1997       $     -              $ 69,835            $29,720,738       $1,235,212      $31,025,785
                                   =======================================================================================


        The accompanying notes are an integral part of these statements.

 EXECUSTAY CORPORATION AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                Year Ended December 31,
                                                                                 --------------------------------------------------
                                                                                      1995                1996              1997
                                                                                 --------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                                  $   1,875,683       $  2,658,696      $ 3,956,593
     Adjustments to reconcile net income to net cash provided
      by operating activities
          Provision for doubtful accounts and vacancy reserve                          922,353            929,331          456,681
          Depreciation and amortization                                              1,442,779          1,906,904        2,324,040
          Deferred income tax benefit                                                     -                  -            (241,000)
          Net purchase of property on or held for lease                             (1,549,326)        (2,632,460)      (2,555,913)
          Compensation paid in stock                                                    27,607               -                -
          Changes in assets and liabilities
                Increase in accounts receivable                                       (984,358)        (2,283,671)      (1,754,289)
                Increase in prepaid rent and other                                     (33,572)          (229,196)        (280,349)
                Increase in other assets                                               (20,025)          (183,199)        (418,343)
                (Decrease) increase in accounts payable                                (76,738)           575,738        1,200,358
                Increase (decrease) in accrued and other liabilities                   193,112            373,301         (478,500)
                                                                                 --------------------------------------------------
          Total adjustments                                                            (78,168)        (1,543,252)      (1,747,315)
                                                                                 --------------------------------------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                            1,797,515          1,115,444        2,209,278
                                                                                 --------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                              (252,996)          (392,251)        (514,390)
     Net decrease (increase) in due from unconsolidated affiliates                      18,932               (731)         (22,808)
     Cash paid for acquisitions                                                           -                  -          (8,515,182)
                                                                                 --------------------------------------------------

NET CASH USED IN INVESTING ACTIVITIES                                                 (234,064)          (392,982)      (9,052,380)
                                                                                 --------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net (payments) borrowings on line of credit                                      (346,000)           600,000        4,200,000
     Repayment of loans acquired through acquisitions                                     -                  -          (1,940,854)
     Distributions to stockholders                                                  (1,284,053)        (2,157,129)      (5,611,369)
     Borrowings on bank loans                                                          750,000          1,900,000        4,350,000
     Payments on bank loans                                                           (459,976)          (761,386)      (6,231,528)
     Payments on capital lease obligations                                             (18,683)           (29,758)         (36,016)
     Net proceeds from public offering                                                    -                  -          27,744,728
                                                                                 --------------------------------------------------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                 (1,358,712)          (448,273)      22,474,961
                                                                                 --------------------------------------------------
NET INCREASE IN CASH                                                                   204,739            274,189       15,631,859

CASH AT BEGINNING OF YEAR                                                               24,171            228,910          503,099
                                                                                 --------------------------------------------------

CASH AT END OF YEAR                                                              $     228,910       $    503,099      $16,134,958
-----------------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL CASH FLOWS INFORMATION:
     Interest paid during the year                                               $     249,818       $    313,098      $   397,000
-----------------------------------------------------------------------------------------------------------------------------------


        The accompanying notes are an integral part of these statements.

                     EXECUSTAY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         A summary of the significant accounting principles applied in the preparation of the consolidated financial statements follows:

FORMATION OF HOLDING COMPANY, RECAPITALIZATION, AND INITIAL PUBLIC OFFERING

         ExecuStay Corporation was formed on June 4, 1997, to be a newly created holding company for its four wholly owned subsidiaries (ExecuStay Corporation and such subsidiaries being collectively referred to as the "Company"). On June 4, 1997, ExecuStay Corporation issued an aggregate of 1,000,000 shares of a total of 45,000,000 newly authorized shares of Common Stock in exchange for all of the outstanding shares of capital stock of the subsidiaries and, in addition, authorized 5,000,000 preferred shares (the "Recapitalization"). Prior to the Recapitalization, all subsidiaries were subchapter S corporations.

         On June 13, 1997, the Company effected a 3.75-for-one stock split of its Common Stock in the form of a stock dividend.

         The accompanying financial statements, including stockholders' equity and per share amounts, give retroactive effect to the Recapitalization and the stock split for all periods presented.

         On June 13, 1997, in conjunction with the Recapitalization, the Company declared a distribution totaling approximately $1.1 million, representing prior years' capital contributions made by the original stockholders to two of the subsidiaries for tax basis purposes. The original contributions were funded from distributions received by the stockholders from the other two subsidiaries.

         On August 27, the Company consummated an initial public offering of 2,650,000 shares of its common stock at a price of $10.00 per share. During September 1997, the underwriters' exercised their over-allotment option to purchase an additional 397,500 shares of the Company's common stock at a price of $10.00 per share. The net proceeds to the Company from the offering were approximately $27.8 million.

         The Company declared a final S corporation distribution totaling approximately $4.5 million to its original stockholders immediately prior to the effective date of the public offering, equal to the undistributed cumulative earnings reported for tax purposes at that date.

NATURE OF OPERATIONS

         The Company is a provider of interim housing for corporate clients and professionals. In addition to providing fully furnished housing, the Company also rents housewares and furniture to property management companies and apartment communities. The Company operates from 16 offices throughout the United States.

PRINCIPLES OF CONSOLIDATION

         The accompanying consolidated financial statements include the accounts of ExecuStay and its four wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated.

                     EXECUSTAY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

PROPERTY AND EQUIPMENT

         Property and equipment are carried at cost. Depreciation is computed using the straight-line method over estimated useful lives of five to seven years. Capital leases and leasehold improvements are amortized over the lesser of the estimated useful lives of the related assets or the lease term.

PROPERTY ON OR HELD FOR LEASE

         Furniture and amenities on or held for lease are depreciated over estimated useful lives ranging from two to seven years for furniture and one to five years for household amenities. Depreciation is computed on the straight-line method for financial reporting purposes and on accelerated methods for tax purposes.

USING ESTIMATES

         In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

         The Company defines cash and cash equivalents as all cash held by depository institutions, cash on hand and short-term liquid investments with initial maturities of three months or less. Cash balances may exceed insurable amounts.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

         Cash and cash equivalents, accounts receivable, accounts payable, line of credit and other accrued liabilities - The carrying amounts approximate fair values because of the short maturity of these instruments.

         Installment notes payable to bank - The carrying amounts are deemed to be substantially equal to fair value.

INTANGIBLE ASSETS

         Intangible assets consist primarily of amounts paid for non-compete agreements in connection with business acquisitions, purchased contract rights and goodwill. Non-compete agreements and purchased contract rights are amortized on a straight-line basis over the lives of the respective agreements, ranging from three months to eight years. Goodwill is amortized on a straight-line basis over 20 to 35 years. Impairment losses, if any, are measured as the excess of carrying cost over estimated fair market value, and are recognized in operations if a permanent decline in value occurs.

                     EXECUSTAY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

STOCK-BASED COMPENSATION

         Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," encourages but does not require companies to record stock-based employee compensation plans at their fair value. The Company has elected to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for employee stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the exercise price an employee must pay to acquire the stock. Pro forma disclosures of net income and earnings per share are presented in Note M as if the fair value based method of accounting defined in SFAS 123 had been applied.

EARNINGS PER SHARE

         In 1997, the Financial Accounting Standards Board issued Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share." This statement replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarity to fully diluted EPS pursuant to Opinion 15. In complying with the requirements of SFAS No. 128, the Company has restated all prior period pro forma EPS data.

         For purposes of computing the diluted EPS, the Company has dilutive stock options as share equivalents using the treasury stock method.

         The following table reconciles basic and diluted EPS:

                                                         Year Ended December 31,
                                                 -----------------------------------------
                                                     1995           1996           1997
                                                 -----------------------------------------
Numerator
---------

Pro forma net income                             $1,125,683     $1,595,696      $2,545,166

Denominator/Weighted Average Shares
-----------------------------------

Denominator for basic EPS                         4,074,000      4,074,000       4,986,081
Effect of dilutive securities stock
   options                                             -              -              1,925
                                                  ---------      ---------      ----------

Denominator for diluted EPS                       4,074,000      4,074,000       4,988,006
                                                  =========      =========      ==========

                     EXECUSTAY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1997, SFAS No. 130, "Reporting Comprehensive Income," was issued. The statement must be adopted by the Company in the first quarter of 1998. Under provisions of this statement, the Company will be required to include a financial statement presentation of comprehensive income and its components to conform to these new requirements. As a consequence of this change, certain reclassifications will be necessary for previously reported amounts to achieve the required presentation of comprehensive income. Implementation of this disclosure standard will not affect the Company's financial position or results of operations.

         In June 1997, SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," was issued. The statement must be adopted by the Company on December 31, 1998. Under provisions of this statement, the Company will be required to modify or expand the financial statement disclosures for operating segments, products and services, and geographic areas. Implementation of this disclosure standard will not affect the Company's financial position or results of operations.

         In December 1997, SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," was issued and is effective for the Company's 1998 fiscal year. The statement revises current disclosure requirements for employers' pension and other retiree benefits. Implementation of this disclosure standard will not affect the company's financial position or results of operations.

RECLASSIFICATIONS

         Certain amounts in the 1995 and 1996 financial statements have been reclassified to conform to the current presentation.

NOTE B - ACQUISITIONS

         On April 1, 1997, the Company purchased for cash certain leases and contracts of Corporate Accommodations, Inc., an interim housing business in Orlando for $850,000. In conjunction with the purchase, the Company entered into a five-year non-compete agreement and a five-year employment agreement which provides for base salary and incentive compensation. The Company obtained additional financing of $850,000 from its bank to fund the transaction. The Company accounted for the transaction using purchase accounting and recorded certain intangible assets including $120,000 relating to a non-compete and goodwill of $705,000. Earnings since the acquisition date have been included in the consolidated statements of operations.

         On June 1, 1997, the Company purchased from Prom X, Inc., an interim housing business in the San Francisco area for a total purchase price of $1,890,000. The Company obtained additional financing of $1,500,000 from its bank to fund the transaction. The acquisition included certain rental exclusivity and seller non-compete arrangements, along with the existing customer base. The Company also entered into employment agreements with certain seller employees. The Company has accounted for the transaction using purchase accounting and recorded intangible assets including $100,000 relating to a non-compete agreement, $160,000 relating to existing contract rights and an exclusivity agreement and goodwill of $1,630,000. Earnings since the acquisition date have been included in the consolidated statements of operations.

                     EXECUSTAY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - ACQUISITIONS - (CONTINUED)

         On November 1, 1997, the Company purchased 100% of the outstanding common stock of Boland Corporate Housing, Inc., an interim housing company located in New York, for approximately $8,250,000, consisting of $6,300,000 in cash and 186,000 of the Company's unregistered shares of common stock valued at approximately $1,950,000 at the time of purchase. The total purchase price was subject to a post-closing adjustment based upon the seller's 1997 adjusted earnings before interest and taxes and a final determination of the acquired company's tangible net book value. An additional $1,728,000 was accrued in 1997 to cover the post closing adjustment. The Company accounted for the transaction using purchase accounting and recorded certain intangible assets including $100,000 relating to a non-compete agreement and goodwill of approximately $9.2 million. Earnings since the acquisition data have been included in the consolidated statements of operations.

         The following table summarizes the unaudited consolidated pro forma information, assuming the acquisition of Boland Corporate Housing, Inc. had occurred at the beginning of each of the following periods (the effects of the acquired companies, Corporate Accommodations, Inc., and Prom X are immaterial to the consolidated financial statements and have not been included in the table below):

                                                     1996           1997
                                                     ----           ----
Revenue                                          $37,335,000    $63,720,000
Earnings from operations                           2,981,000      4,945,000
Net income                                         1,617,000      3,001,000
Net income per share - Basic and Diluted         $      0.40    $      0.60

         The pro forma results do not necessarily represent results which would have occurred if the acquisitions had taken place at the beginning of each period, nor are they indicative of the results of future combined operations. The pro forma information should be read in conjunction with the related historical information.

NOTE C - SUPPLEMENTAL CASH FLOW INFORMATION

         On November 1, 1997, the Company issued 186,000 shares of its common stock valued at $1,953,000 in connection with the acquisition of Boland Corporate Housing, Inc.

NOTE D - PRO FORMA INFORMATION

         Prior to the consummation of the initial public offering, the Company filed its federal and state income tax returns under the provisions of Subchapter S of the Internal Revenue Code. Accordingly, no provision was provided in the accompanying consolidated financial statements for federal and state income taxes for the S Corporation periods, since the income of the Company was taxable directly to its stockholders. On August 27, 1997, the Company converted to a C Corporation and is subject to both federal and state income taxes (see Note N).

         The pro forma adjustment in the consolidated statements of operations reflects a provision for income taxes based upon pro forma pretax earnings as if the Company had been subject to federal and state and local income taxes. The pro forma income tax provision has been prepared in accordance with SFAS No. 109.

                     EXECUSTAY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE E - ACCOUNTS RECEIVABLE, NET

         The Company grants credit to corporate and individual customers. Provisions have been established for uncollectible amounts and vacancy credits.

         Following is a summary of accounts receivable:

                                                         December 31,
                                                -----------------------------
                                                    1996             1997
                                                -----------------------------
Accounts receivable                              $2,490,548       $6,245,060
Due from nonconsolidated affiliates                  14,026           36,833
Reserve for vacancies and doubtful accounts        (238,056)        (624,293)
                                                 ----------       ----------
Accounts receivable - net                        $2,266,518       $5,657,600
                                                 ==========       ==========

NOTE F - PROPERTY ON OR HELD FOR LEASE

         The following is a summary of property on or held for lease:

                                                         December 31,
                                                -----------------------------
                                                    1996             1997
                                                -----------------------------
Furniture                                        $5,867,089       $6,461,018
Household amenities                               1,890,866        2,631,989
                                                 ----------       ----------
                                                  7,757,955        9,093,007
Less accumulated depreciation                     3,659,061        4,180,994
                                                 ----------       ----------
                                                 $4,098,894       $4,912,013
                                                 ==========       ==========

         Depreciation expense for the years ended December 31, 1995, 1996 and 1997 totaled approximately $1,150,000, $1,580,000 and $1,598,000 respectively.

NOTE G - PROPERTY AND EQUIPMENT

         The following is a summary of property and equipment:

                                                               December 31,
                                                      ---------------------------
                                                          1996            1997
                                                      ---------------------------
Vehicles                                              $  544,110       $  604,241
Leasehold improvements                                   125,208          181,196
Computer equipment and software                          399,262          731,629
Furniture and equipment                                  388,061          726,960
                                                      ----------       ----------
                                                       1,456,641        2,244,026
                                                      ----------       ----------
Less accumulated depreciation and
amortization                                             777,559        1,177,728
                                                      ----------       ----------
                                                         679,082        1,066,298
                                                      ----------       ----------
Capital lease - building                               1,612,208        1,612,208
Less accumulated depreciation                            214,960          294,548
                                                      ----------       ----------
                                                       1,397,248        1,317,660
                                                      ----------       ----------
                                                      $2,076,330       $2,383,958
                                                      ==========       ==========

         Depreciation and amortization expense for the years ended December 31, 1995, 1996 and 1997 totaled approximately $293,000, $327,000 and $413,000 respectively.

                     EXECUSTAY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE H - INTANGIBLE AND OTHER ASSETS

         The following is a summary of other assets:

                                                          December 31,
                                                   -------------------------
                                                      1996           1997
                                                   -------------------------
Goodwill                                           $       -     $11,998,305
Non-compete agreements                                     -         400,381
Deposits                                             410,114       1,440,688
Deferred software costs                                    -         105,330
Other                                                      -               -
                                                   ---------     -----------
Less accumulated amortization                        410,114      13,944,704
                                                           -         167,646
                                                   ---------     -----------
                                                   $ 410,114     $13,777,058
                                                   =========     ===========

         Amortization expense for the year ended December 31, 1997 totaled $167,646.

NOTE I - BANK NOTES

         The Company has a revolving line-of-credit and various term loans with a bank.

         Under the terms of the current line-of-credit agreement, which expires May 31, 1998, the Company may borrow up to $2,000,000 at the bank's Prime Rate plus 0.50% (8.75% at December 31, 1996). At December 31, 1996 and 1997, the
borrowings outstanding on the line-of-credit amounted to $800,000 and $0, respectively. The revolving credit agreement is collateralized by a blanket security interest on all assets of the Company, and is personally guaranteed by the principal stockholders.

         On December 31, 1997, the Company secured a $5,000,000 bridge loan with a maturity date the earlier of January 30, 1998 or the closing of the line-of-credit agreement discussed below. The Company was required to pay interest at the one month LIBOR plus 0.75%. The loan was collerateralized by an assignment of the stock of all subsidiaries of the company, and was repaid on January 2, 1998.

         Subsequent to December 31, 1997, the Company has entered into an arrangement with its bank to obtain a $20,000,000 acquisition line-of-credit and a $5,000,000 working capital line-of-credit. These agreements will expire December 31, 2000 and 1998 respectively. Under the proposed terms of the agreements, the Company will have an option of a floating rate of interest at the bank's Prime Rate plus 0.75% to 1.25% or a fixed rate of interest at the Prime Rate plus 1.00% to 1.50%, depending upon performance. Draws under the acquisition line will amortize over a term not to exceed 60 months with an option to pay interest only for the first 6 months and fully amortize the principal over the remaining 54 months. Advances for capital expenditures aggregating $500,000 shall be setup on a term basis and amortized over two years. If the fixed rate option is chosen, the Company will be subject to prepayment penalties. The revolving credit agreements are collateralized by an assignment of the stock of all subsidiaries of the Company. The Company expects that the definitive agreements with respect to the lines of credit will be finalized in April 1998.

                     EXECUSTAY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE I - BANK NOTES - (CONTINUED)

STANDBY LETTERS OF CREDIT

         The Company has two standby letters of credit amounting to $26,010 with a bank. They are available as required by certain utility companies in the event of default on payments by the Company. The standby letters of credit expire May 1, and December 31, 1998.

Term notes payable to the bank are as follows. They are deemed to be substantially equal to fair value.

                                                                   December 31,
                                                       ---------------------------------
                                                           1996                 1997
                                                       ---------------------------------
 $1,900,000 note dated July 29, 1996,
 payable to  bank, interest at 8.70%, with
 24 payments of $79,167 plus interest due
 monthly through August 1998;
 collateralized by a blanket security
 interest on all assets of the Company and
 personally guaranteed by the original
 stockholders...............................           $1,583,333             $      -


 $750,000 note dated June 21, 1995, payable
 to bank, interest at 8.08%, with 24
 payments of $31,250 plus interest due
 monthly through July 1997; collateralized
 by a blanket security interest on all
 assets of the Company and personally
 guaranteed by the original stockholders....              282,909                    -

 Notes payable to bank with interest ranging
 from 6.75% to 7.75%; principal and interest
 payments due monthly through June 1997;
 secured by vehicles with a cost of
 $130,350..............................                    15,285                    -
                                                       ----------             --------

                                                       $1,881,527             $      -
                                                       ==========             ========

NOTE J - ACCRUED AND OTHER LIABILITIES

         The following is a summary of accrued and other liabilities:

                                                                December 31,
                                                        ----------------------------
                                                           1996              1997
                                                        ----------------------------
 Accrued payroll and related expenses                   $  442,118        $  587,556
 Accrued sales tax payable                                 199,764           199,466
 Customer deposits held                                    295,111           528,707
 Accrued acquisition costs                                       -         1,728,000
 Current income taxes payable                                    -           572,295
 Other accrued expenses                                    410,671            35,936
                                                        ----------        ----------
                                                        $1,347,664        $3,651,960
                                                        ==========        ==========

                     EXECUSTAY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE K - RELATED PARTY TRANSACTIONS

UNCONSOLIDATED AFFILIATE

         In 1993, the Company entered into a capital lease for a building owned by 7595 Rickenbacker LLC, an entity owned by three of the Company's original stockholders (see Note L). In addition, the Company leases the land under an operating lease. Rent expense for the lease of the land was $67,700 and $62,500 for the years ended December 31, 1997 and 1996 respectively.

NOTE L - COMMITMENTS AND CONTINGENCIES

CAPITAL LEASE

         In 1993, the Company entered into a 20-year noncancelable lease commencing in May 1994, for its Washington headquarters, warehouse and regional office building with 7595 Rickenbacker LLC. The building portion of the lease is classified as a capital lease, and the related asset and liability have been recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The land portion of the lease is classified as an operating lease, as discussed below. The asset is being amortized over the related lease term, and amortization of the asset has been included in depreciation for years ended December 31, 1996 and 1997.

         Minimum future payments under the capital lease as of December 31, 1997, for each of the next five years and in the aggregate are as follows:

         Year Ending
         December 31,
         ------------
         1998.............................................           $  186,900
         1999.............................................              186,900
         2000.............................................              186,900
         2001.............................................              186,900
         2002.............................................              186,900
         Thereafter.......................................            2,118,200
                                                                     ----------
         Total minimum lease payments.....................            3,052,700
         Less amounts representing interest...............           (1,532,856)
                                                                     ----------
         Present value of net minimum lease payments                 $1,519,844
                                                                     ==========

                     EXECUSTAY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE L - COMMITMENTS AND CONTINGENCIES - (CONTINUED)

OPERATING LEASES

         The Company leases the land associated with its Washington facility as well as other office and warehouse space, vehicles and equipment under non cancelable operating leases expiring on various dates through April 2114. Certain leases include various provisions for annual increases based on the Consumer Price Index.

         Minimum future rental payments are as follows:

         1998..........................................    $  507,100
         1999..........................................       323,800
         2000..........................................       274,400
         2001..........................................       241,400
         2002..........................................       192,200
         Thereafter....................................       724,800
                                                           ----------
                                                           $2,263,700
                                                           ==========

         Rent expense under the operating leases amounted to approximately $279,000 and $428,894 for 1996 and 1997 respectively.

NOTE M - BENEFIT PLANS

SAVINGS PLAN

         On January 1, 1996, the Company adopted a savings plan ( the "401 (k) Plan") covering all eligible employees. Employees must be at least 21 years of age and have completed one year of service to be eligible to participate in the 401 (k) Plan. Enrollment occurs quarterly on January 1, April 1, July 1 and October 1 of each year. Participants may contribute up to 15% of their compensation, and the Company provides a matching contribution of 15% of the participant's contribution. In addition to the matching contribution, the Company may make an additional discretionary contribution annually. Vesting in the employer's contribution is at a rate of 25% per year beginning with the participant's third year of service. The Company's contribution expense for the years ended December 31, 1996 and 1997 was $20,000 respectively.

1997 INCENTIVE AND STOCK OPTION PLAN

         In June 1997, the Board of Directors and stockholders adopted the 1997 Incentive and Stock Option Plan ( the "Plan"). The Plan provides for the granting of options to employees of the Company to purchase shares of the Company's common stock at a price equal to or in excess of the fair market value of the common stock at the date of grant. Vesting in the Plan is at a rate of 25% per year beginning on the effective date of the grant and with options expiring ten years after the grant. At December 31, 1997, the Company had reserved for issuance under the Plan 513,500 shares of common stock. The Company granted options to purchase an aggregate of 186,850 shares of common stock under the Plan at a price ranging from $9.63 to $10.50.

                     EXECUSTAY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE M - BENEFIT PLANS - (CONTINUED)

         The following is a summary of option transactions and exercise prices:

                                                                                   Non-qualified
                                          Stock Option                                Stock
                                              Plan                                    Options
                             ---------------------------                 -----------------------
                                                             Weighted                Price Per       Weighted
                             Shares      Price Per Share     Average     Shares        Share          Average
                             --------------------------------------------------------------------------------
 Outstanding at
    January 1, 1997             -                                           -

 Granted                     166,850     $9.63 to $10.50      $ 9.99      20,000        $10.00         $10.00

 Terminated                   (1,550)         $10.00          $10.00        -
                             -------                                      ------

 Outstanding at
   December 31,1997          165,300     $9.63 to $10.50      $ 9.99      20,000        $10.00         $10.00
                             =======                                      ======

 Vested at
    December 31,1997          41,325                                       5,000
                             =======                                      ======

 Weighted average fair
    value of options
    granted during the                                        $ 4.79                                   $ 4.81
    year

         The Company applies APB Opinion 25 and related Interpretations in accounting for its plan. The Company grants stock options at exercise prices equal to the fair market value of the stock on the date of grant. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS 123, the Company's pro forma net income and pro forma earnings per share would have been reduced to the unaudited pro forma amounts indicated below:

                                                                 1997
                                                              ----------
 Pro forma net income:              As reported               $2,545,166
                                    Pro forma                 $2,411,900
 Pro forma income per share
 (Basic and Diluted):               As reported               $     0.51
                                    Pro forma                 $     0.48

         The pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS
123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1997: a risk-free interest rate ranging from 5.59% to 5.81%, 0% dividend yield, volatility factor of the expected market price of the Company's common stock of 46.5% and a weighted average life of the option of 5 years.

                     EXECUSTAY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE M - BENEFIT PLANS - (CONTINUED)

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can material affect the fair value estimates, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employees stock options. Additionally, application of SFAS 123 in the current year may not be representative of future effects of applying this statement.

         The following table summarizes information concerning outstanding and exercisable options as of December 31, 1997:

                      Options                                                Options
                      Outstanding                                            Exercisable
-----------------------------------------------------------------------------------------------------------------
                                            Weighted Average
                                        ----------------------------
                      Number of                                                                    Weighted
Range of Exercise     Options and       Remaining Life      Exercise         Number of Options     Average
Prices                Awards            (Years)             Price            and Awards            Exercise Price
-----------------------------------------------------------------------------------------------------------------
$9.63 to $10.50       185,300           9.77                $9.99            46,325                $9.99

NOTE N - INCOME TAXES

         Prior to the consummation of an initial public offering, the Company filed its Federal and state income tax returns under the provisions of Subchapter S of the Internal Revenue Code. Accordingly, no provision was recorded in the accompanying financial statements for Federal and state income taxes for the S Corporation periods, since income of the Company was taxable directly to its stockholders. On August 27, 1997, the Company converted to a C Corporation and became subject to both Federal and state income taxes.

         The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109). SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

                     EXECUSTAY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE N - INCOME TAXES - (CONTINUED)

         The income tax expense for the year ended December 31, 1997 consisted of the following:

CURRENT:
   Federal.........................................               $  387,998
   State...........................................                  137,575
                                                                  ----------
   Total...........................................                  525,573
DEFERRED:
   Federal and State...............................                 (241,000)
                                                                  ----------
   Income tax expense..............................               $  284,573
                                                                  ==========


         Temporary differences which give rise to deferred tax assets and liabilities as of December 31, 1997 are as follows:

DEFERRED TAX ASSETS:
Accrued expenses........................................          $   43,100
Deferred revenue........................................              51,700
Accounts receivable reserves............................             123,300
Capital lease...........................................              76,800
Depreciation and amortization...........................             (53,900)
                                                                  ----------

Net deferred tax asset..................................          $  241,000
                                                                  ==========


NOTE O - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

         The following table summarizes selected quarterly financial data:

                                               (in thousands, except per share data)
                                              First      Second     Third      Fourth
                                             Quarter    Quarter    Quarter    Quarter
                                             -----------------------------------------
 Year Ended December 31, 1997:
    Revenue............................        $9,645    $10,791    $14,817    $16,505
    Earnings from operations...........         1,015        828      1,383      1,171
    Pro forma net income...............           560        420        789        776
    Pro forma net income per share.....        $ 0.14    $  0.10    $  0.16    $  0.11
 Year Ended December 31, 1996:
    Revenue............................        $5,102    $ 6,756    $ 8,910    $ 8,877
    Earnings from operations...........           241        678      1,298        749
    Pro forma net income...............           109        362        726        399
    Pro forma net income per share.            $ 0.02    $  0.09    $  0.18    $  0.10

NOTE P - SUBSEQUENT EVENTS

         On January 1, 1998, the Company purchased 100% of the outstanding stock of Corporate Accommodations, Inc., an interim housing company in Connecticut, for approximately $1,450,000, consisting of $1,050,000 in cash and 45,455 of the Company's unregistered shares of common stock

                     EXECUSTAY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE P - SUBSEQUENT EVENTS - (CONTINUED)

valued at $400,000 at the time of the purchase. The total purchase price is subject to a post-closing adjustment based upon the seller's December 31, 1997 tangible net book value. The purchase price included seller non-compete agreements and employment agreements with certain seller employees. The Company has accounted for the transaction in 1998 using purchase accounting and recorded intangible assets including $ 25,000 relating to a non-compete agreement and goodwill of approximately $1.1 million.

         On February 1, 1998 the Company purchased the net assets of F.L. Taylor Corporation, an interim housing company located in Arizona, for approximately $837,000. The total purchase price is subject to a post closing adjustment based upon the seller's increase in gross profit over gross profit for 1997. The purchase price also included a seller non-compete agreement. The Company has accounted for the transaction in 1998 using purchase accounting and recorded tangible assets of $30,000 and intangible assets including $25,000 relating to a non-compete agreement and goodwill of approximately $782,000.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
ExecuStay Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of ExecuStay Corporation and Subsidiaries (the "Company") as of December 31, 1996 and 1997, and the related consolidated statements of operations, changes in stockholder's equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of ExecuStay Corporation and Subsidiaries as of December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                       GRANT THORNTON LLP

Vienna, Virginia
February 27, 1998

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Pursuant to General Instruction G(3) of Form 10-K, the information called for by this item regarding directors is hereby incorporated by reference from the Company's definitive proxy statement or amendment hereto to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report. Information regarding the Company's executive officers is set forth under Item 4A of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

         Pursuant to General Instruction G (3) of Form 10-K, the information called for by this item is hereby incorporated by reference from the Company's definitive proxy statement or amendment hereto to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Pursuant to General Instruction G (3) of Form 10-K, the information called for by this item is hereby incorporated by reference from the Company's definitive proxy statement or amendment hereto to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Pursuant to General Instruction G (3) of Form 10-K, the information called for by this item is hereby incorporated by reference from the Company's definitive proxy statement or amendment hereto to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

                                    PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a) 1.   CONSOLIDATED FINANCIAL STATEMENTS

         The following financial statements are incorporated herein by reference:

                 Consolidated Balance Sheets as of December 31, 1996 and 1997

                 Consolidated Statements of Operations for the years ended
                  December 31, 1995, 1996 and 1997

                 Consolidated Statements of Changes in Stockholders' Equity for
                  the years ended December 31, 1995, 1996 and 1997

                 Consolidated Statements of Cash Flows for the years ended
                  December 31, 1995, 1996 and 1997

                 Notes to Consolidated Financial Statements

                 Report of Independent Accountants

(a) 2.   CONSOLIDATED FINANCIAL STATEMENTS SCHEDULE

                 Report of Independent Certified Public Accountants on
                  Schedule II

                 Schedule II - Valuation and Qualifying Accounts

         All other schedules are omitted either because they are not applicable or required, or because the required information is included in the consolidated financial statements or notes thereto:

(a) 3.   LISTING OF EXHIBITS

EXHIBIT
NUMBER   DESCRIPTION

2.1 Agreement and Plan of Reorganization, dated June 4, 1997, by and among the Company and certain stockholders of the Company (Incorporated by reference to Exhibit 2.1 to Amendment No. 2 of the Company's Registration Statement on Form S-1, File No. 33-30049 (the "Registration Statement").

3.1      Articles of Incorporation of the Company, as amended to date.

3.2 Bylaws of the Company (Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement).

4.1      Form of Certificate for Common Stock (Incorporated by reference to
         Exhibit 4.1 to the Company's Registration Statement).

10.1     1997 Incentive and Stock Option Plan (Incorporated by reference to
         Exhibit 10.1 to the Company's Registration Statement).

10.2 Asset Purchase Agreement, dated April 1, 1997, by and among Corporate Accommodations, Inc., Linda Harper and the Company (Incorporated by reference to Exhibit 10.2 to the Company's Registration Statement).

10.4 Purchase Agreement, dated June 1, 1997, by and among Prom Management Group and the Company (Incorporated by reference to Exhibit 10.4 to the Company's Registration Statement).

10.6 Lease Agreement, dated August 20, 1993, by and among 7595 Rickenbacker LLC and Executive Amenities, Inc., as amended on May 12, 1994 (Incorporated by reference to Exhibit 10.6 to the Company's Registration Statement).

10.7 Promissory Note, dated July 29, 1996, by and among the Company and Citizens Bank (Incorporated by reference to Exhibit 10.7 to the Company's Registration Statement).

10.8 Business Loan Agreement, dated July 29, 1996, by and among the Company and Citizens Bank (Incorporated by reference to Exhibit 10.7 to the Company's Registration Statement).

10.9 Commercial Security Agreement, dated June 2, 1997, by and among the Company and Crestar Bank (Incorporated by reference to Exhibit 10.7 to the Company's Registration Statement).

10.11 Stock Purchase Agreement, dated November 1, 1997, by and between the Company, ExecuStay Corporation of America, Boland Corporate Housing, Inc., Ellen Boland and William Boland (Incorporated by Reference to
         Exhibit 2.1 to the Current Report on Form 8-K, filed on November 14,
         1997).

21.1     Subsidiaries of the Company.

27.1     Financial Data Schedule

27.2     Financial Data Schedule

(b)      REPORTS ON FORM 8-K

         On November 1, 1997, the Company filed a Current Report on Form 8-K to report the acquisition of Boland Corporate Housing, Inc. ("Boland") pursuant to
Item 2 to the Form 8-K. In an amendment to the Form 8-K, the Company filed the following financial reports (dated as of December 19, 1997): audited balance sheets of Boland as of December 31, 1996 and September 30, 1997 and the related statements of operations, changes in stockholder's equity, and cash flows for the year ended December 31, 1996, and the nine months ended September 30, 1997; unaudited pro forma condensed consolidated balance sheet of ExecuStay Corporation and subsidiaries as if the Boland acquisition had occurred on September 30, 1997; and unaudited pro forma condensed consolidated statement of operations of ExecuStay Corporation and subsidiaries for the year ended December 31, 1996 and the nine months ended September 30, 1997 as if the Boland acquisition had been completed at the beginning of the respective periods.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       EXECUSTAY CORPORATION

Dated:   March 27, 1998                By: /s/ GARY R. ABRAHAMS
                                       ------------------------------------
                                       Gary R. Abrahams
                                       Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.


Dated:   March 27, 1998                By: /s/ GARY R. ABRAHAMS
                                       ------------------------------------
                                       Gary R. Abrahams
                                       Chief Executive Officer and Director
                                       (Principal executive officer)


Dated:   March 27, 1998                By: /s/ MARC B. KAPLAN
                                       ------------------------------------
                                       Marc B. Kaplan
                                       Chief Financial Officer and Director
                                       (Principal accounting and financial
                                        officer)


Dated:   March 27, 1998                By: /s/ ROBERT W. ZAUGG
                                       ------------------------------------
                                       Robert W. Zaugg
                                       Chief Operating Officer and Director


Dated:   March 27, 1998                By: /s/ DAVID S. SANTEE
                                       ------------------------------------
                                       David S. Santee
                                       Director


Dated:   March 27, 1998                By: /s/ STUART C. SIEGEL
                                       ------------------------------------
                                       Stuart C. Siegel
                                       Director

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULE II



Board of Directors
ExecuStay Corporation and Subsidiaries

In connection with our audit of the consolidated financial statements of ExecuStay Corporation and Subsidiaries referred to in our report dated February 27, 1998, which is included in the Annual Report on Form 10-K, we have also audited Schedule II for each of the three years in the period ended December 31, 1997. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.



                                       GRANT THORNTON LLP

Vienna, Virginia
February 27, 1998

                                  Schedule II

                     ExecuStay Corporation and Subsidiaries

                       VALUATION AND QUALIFYING ACCOUNTS


------------------------------------------------------------------------------------------------------------------------
Column A                                           Column B              Column C            Column D         Column E
------------------------------------------------------------------------------------------------------------------------

                                                                         Additions-charged
                                                   Balance at            to operating                         Balance at
                                                   beginning of          costs and                            end of
          Description                              period                expenses            Deductions       period
------------------------------------------------------------------------------------------------------------------------
Reserve for Vacancies and Doubtful Accounts

Year ended December 31, 1997:                      $238,056              $456,681            $  70,443        $624,293
Year ended December 31, 1996:                       139,511               929,331              830,786         238,056
Year ended December 31, 1995:                       107,864               922,353              890,706         139,511

                                EXHIBIT INDEX



EXHIBIT
NUMBER   DESCRIPTION

2.1 Agreement and Plan of Reorganization, dated June 4, 1997, by and among the Company and certain stockholders of the Company (Incorporated by reference to Exhibit 2.1 to Amendment No. 2 of the Company's Registration Statement on Form S-1, File No. 33-30049 (the "Registration Statement").

3.1      Articles of Incorporation of the Company, as amended to date.

3.2 Bylaws of the Company (Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement).

4.1      Form of Certificate for Common Stock (Incorporated by reference to
         Exhibit 4.1 to the Company's Registration Statement).

10.1     1997 Incentive and Stock Option Plan (Incorporated by reference to
         Exhibit 10.1 to the Company's Registration Statement).

10.2 Asset Purchase Agreement, dated April 1, 1997, by and among Corporate Accommodations, Inc., Linda Harper and the Company (Incorporated by reference to Exhibit 10.2 to the Company's Registration Statement).

10.4 Purchase Agreement, dated June 1, 1997, by and among Prom Management Group and the Company (Incorporated by reference to Exhibit 10.4 to the Company's Registration Statement).

10.6 Lease Agreement, dated August 20, 1993, by and among 7595 Rickenbacker LLC and Executive Amenities, Inc., as amended on May 12, 1994 (Incorporated by reference to Exhibit 10.6 to the Company's Registration Statement).

10.7 Promissory Note, dated July 29, 1996, by and among the Company and Citizens Bank (Incorporated by reference to Exhibit 10.7 to the Company's Registration Statement).

10.8 Business Loan Agreement, dated July 29, 1996, by and among the Company and Citizens Bank (Incorporated by reference to Exhibit 10.7 to the Company's Registration Statement).

10.9 Commercial Security Agreement, dated June 2, 1997, by and among the Company and Crestar Bank (Incorporated by reference to Exhibit 10.7 to the Company's Registration Statement).

10.11 Stock Purchase Agreement, dated November 1, 1997, by and between the Company, ExecuStay Corporation of America, Boland Corporate Housing, Inc., Ellen Boland and William Boland (Incorporated by Reference to
         Exhibit 2.1 to the Current Report on Form 8-K, filed on November 14,
         1997).

21.1     Subsidiaries of the Company.

27.1     Financial Data Schedule

27.2     Financial Data Schedule