Form 10-Q
period 1998-03-31
EXECUSTAY CORP
filed 1998-05-15
CIK 1041540

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 1998

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

     At May 6, 1998, there were outstanding 7,028,955 shares of the Company's common stock.

                              EXECUSTAY CORPORATION

                                      INDEX

PART I.        FINANCIAL INFORMATION                                                    PAGE
                                                                                        ----
    Item 1.    Consolidated Financial Statements

        Consolidated Balance Sheets as of March 31, 1998 (unaudited)
        and December 31, 1997                                                             3

        Consolidated Statements of Operations for the
        Three Months Ended March 31, 1998 and 1997 (unaudited)                            4

        Consolidated Statements of Cash Flows for the
        Three Months Ended March 31, 1998 and 1997 (unaudited)                            5

        Notes to Consolidated Financial Statements                                        6

    Item 2.    Management's Discussion and Analysis of
               Financial Condition and Results of Operations                              8

    Item 3.    Quantitative and Qualitative Disclosures About Market Risks               10

PART II.       OTHER INFORMATION

    Item 1.    Legal proceedings                                                         11

    Item 2.    Changes in Securities and Use of Proceeds                                 11

    Item 3.    Defaults Upon Senior Securities                                           11

    Item 4.    Submission of Matters to a Vote of Security Holders                       11

    Item 5.    Other Information                                                         11

    Item 6.    Exhibits and Reports on Form 8-K                                          12

SIGNATURES

EXHIBIT INDEX

PART I. FINANCIAL INFORMATION

ITEM 1 CONSOLIDATED FINANCIAL STATEMENTS

                     EXECUSTAY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                              --------------------------------------
                                                                                 DECEMBER 31,           MARCH 31,
                                                                                     1997                 1998
                                                                              --------------------------------------
                                                                                                       (UNAUDITED)
                                                      ASSETS

Cash and cash equivalents                                                            $16,134,958        $ 8,079,389
Accounts receivable, net                                                               5,657,600          5,276,635
Prepaid rent and other                                                                   723,350            783,745
Property on or held for lease, net                                                     4,912,013          5,257,466
Property and equipment, net                                                            2,383,958          2,620,522
Deferred tax-asset                                                                       241,000            151,000
Intangible and other assets                                                           13,777,058         15,906,201
                                                                              --------------------------------------
       Total assets                                                                  $43,829,937        $38,074,958
                                                                              ======================================

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Bank line of credit                                                                  $ 5,000,000        $    -
Capital lease obligation                                                               1,519,844          1,510,277
Accounts payable                                                                       2,632,348          2,575,218
Accrued and other liabilities                                                          3,651,960          1,747,225
                                                                              --------------------------------------
     Total liabilities                                                                12,804,152          5,832,720

Stockholders' equity:
   Preferred stock, $.01 par value; 5,000,000 shares authorized,
     none issued and outstanding                                                          -                  -
   Common stock, $.01 par value; 45,000,000 shares authorized,
     6,983,500 and 7,028,955 shares issued and outstanding                                69,835             70,290
   Additional paid-in capital                                                         29,720,738         30,120,283
   Retained earnings                                                                   1,235,212          2,051,665
                                                                              --------------------------------------
     Total stockholders' equity                                                       31,025,785         32,242,238
                                                                              --------------------------------------
     Total liabilities and stockholders' equity                                      $43,829,937        $38,074,958
                                                                              ======================================



        The accompanying notes are an integral part of these statements.

                     EXECUSTAY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                   THREE MONTHS ENDED MARCH 31,
                                                                              --------------------------------------
                                                                                     1997                1998
                                                                              --------------------------------------
                                                                                            (UNAUDITED)
Revenue:
   Interim housing revenue                                                       $  6,910,662         $16,038,650
   Furniture and housewares revenue                                                 2,734,642           2,488,650
                                                                              --------------------------------------
          Total revenue                                                             9,645,304          18,527,300
Operating costs and expenses:
     Cost of revenue                                                                6,167,083          12,998,717
     Personnel and payroll costs                                                    1,674,504           2,879,260
     Occupancy costs and nonrental
          depreciation and amortization                                               282,835             601,826
     Other operating costs                                                            505,983             773,427
                                                                              --------------------------------------
          Total operating costs and expenses                                        8,630,405          17,253,230
                                                                              --------------------------------------
Earnings from operations                                                            1,014,899           1,274,070
Interest expense (income)                                                              80,535             (87,383)
                                                                              --------------------------------------
Earnings before income taxes                                                          934,364           1,361,453
Income tax expense                                                                     -                  545,000
                                                                              --------------------------------------
Net income                                                                       $    934,364         $   816,453
                                                                              ======================================

Pro Forma Data
Historical earnings before income taxes                                          $    934,364         $ 1,361,453
Provision for income taxes                                                            374,000             545,000
                                                                              --------------------------------------
Pro forma net income                                                             $    560,364         $   816,453
                                                                              ======================================
Pro forma income per share - basic                                               $       0.14         $      0.12
                                                                              ======================================
                           - diluted                                             $       0.14         $      0.12
                                                                              ======================================
Weighted average common shares outstanding - basic                                  4,074,000           7,028,955
                                                                              ======================================
                                           - diluted                                4,074,000           7,042,407
                                                                              ======================================


        The accompanying notes are an integral part of these statements.

                     EXECUSTAY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                THREE MONTHS ENDED MARCH 31,
                                                                                          -----------------------------------------
                                                                                                  1997                1998
                                                                                          -----------------------------------------
                                                                                                         (UNAUDITED)
Cash flows from operating activities:
     Net income                                                                               $   934,364           $  816,453
     Adjustments to reconcile net income to net cash provided
        By operating activities
          Provision for doubtful accounts and vacancy reserve                                     278,641              163,838
          Depreciation and amortization                                                           538,856              846,864
          Deferred income tax benefit                                                              -                    90,000
          Net purchase of property on or held for lease                                          (198,651)          (1,058,558)
          Changes in assets and liabilities
                (Increase) decrease in accounts receivable                                       (852,688)             179,881
                Increase in prepaid rent and other                                               (818,356)             (47,345)
                Decrease (increase) in other assets                                                12,260             (191,524)
                Decrease accounts payable                                                        (485,081)            (187,901)
                Decrease in accrued and other liabilities                                        (337,838)            (276,735)
                                                                                          -----------------------------------------
          Total adjustments                                                                    (1,862,857)            (481,480)
                                                                                          -----------------------------------------
Net cash (used in) provided by operating activities                                              (928,493)             334,973
                                                                                          -----------------------------------------
Cash flows from investing activities:
      Purchases of property and equipment                                                         (55,592)            (134,605)
      Net decrease in due from unconsolidated affiliates                                           15,067               65,958
      Cash paid for acquisitions                                                                   -                (3,312,328)
                                                                                          -----------------------------------------
Net cash used in investing activities                                                             (40,525)          (3,380,975)
                                                                                          -----------------------------------------
Cash flows from financing activities:
      Net  borrowings (payments) on line of credit                                                941,029           (5,000,000)
      Distributions to stockholders                                                              (122,256)              -
      Payments on bank loans                                                                     (338,027)              -
      Payments on capital lease obligations                                                        (8,677)              (9,567)
                                                                                          -----------------------------------------
Net cash provided by (used in) financing activities                                               472,069           (5,009,567)
                                                                                          -----------------------------------------
Net decrease in cash                                                                             (496,949)          (8,055,569)
Cash at beginning of period                                                                       503,099           16,134,958
                                                                                          -----------------------------------------
Cash at end of period                                                                         $     6,150           $8,079,389
                                                                                          =========================================
Supplemental cash flows information:
     Interest paid during the period                                                          $    57,164           $   38,955
     Income taxes paid during the period                                                           -                $  601,869
Non-cash financing and investing activities:
     Issuance of common stock in connection with acquisitions                                      -                $  400,000


        The accompanying notes are an integral part of these statements.

                     EXECUSTAY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     Execustay Corporation (the "Company") is a provider of interim housing for corporate clients and professionals. In addition to providing fully furnished housing, the Company also rents housewares and furniture to property management companies and apartment communities. The Company has offices in the mid-atlantic, southeast and western regions of the United States.

     The summarized financial information included herein does not include all disclosures required to be included in a complete set of financial statements prepared in conformity with generally accepted accounting principles. Such disclosures were included with the financial statements of the Company at December 31, 1997, and for the year then ended included in the 1997 Annual Report on Form 10-K, filed by the Company with the Securities and Exchange Commission.

     The financial information contains all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are deemed necessary for a fair presentation of the results for the interim periods. The results for the interim periods are not necessarily indicative of results that may be expected for the full fiscal year.

NOTE B - PRO FORMA INFORMATION

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

     The pro forma adjustment in the consolidated statements of operations for the quarter ended March 31, 1997 reflects a provision for income taxes based upon pro forma pretax earnings as if the Company had been subject to federal, state and local income taxes. The pro forma income tax provision has been prepared in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109.

     PRO FORMA EARNINGS PER SHARE

     Pro forma earnings per share are based upon the weighted average number of common and common equivalents shares outstanding during the period. The shares outstanding for March 31, 1997 give retroactive effect to the recapitalization and stock split of the Company that was effected in conjunction with the Company's initial public offering, as well as 324,000 shares deemed to be sold by the Company (at the initial offering price of $10.00 per share) to fund the S-Corporation distribution in excess of the previous 12 months undrawn earnings totaling $3.1 million, and the $1.1 million distribution declared on June 13, 1997.

                     EXECUSTAY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE C - RECENTLY ISSUED ACCOUNTING STANDARDS

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

NOTE D - ACQUISITIONS

    On January 1, 1998, the Company purchased 100% of the outstanding stock of Corporate Accommodations, Inc., an interim housing company in Connecticut, for approximately $1,450,000, consisting of $1,050,000 in cash and 45,455 of the Company's unregistered shares of common stock valued at $400,000 at the time of the purchase. The total purchase price is subject to a post-closing adjustment based upon the seller's December 31, 1997 tangible net book value. The purchase price included seller non-compete agreements and employment agreements with certain employees of seller. The Company has accounted for the transaction in 1998 using purchase accounting and recorded intangible assets including $ 25,000 relating to a non-compete agreement and goodwill of approximately $1.1 million.

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

    On April 1, 1998 the Company purchased the net assets of Southern California Relocations, Inc., an interim housing company located in California, for approximately $4,621,000 consisting of $3,365,750 in cash and 94,693 of the Company's unregistered shares of common stock valued at $1,155,250 at the time of the purchase. The purchase price also included a seller non-compete agreement. The Company has accounted for the transaction in 1998 using purchase accounting and recorded tangible assets of $36,100 and intangible assets including $75,0000 relating to a non-compete agreement and goodwill of approximately $4,510,000.

    On April 29, 1998 the Company announced plans to merge with Accommodations America, an interim housing company located in Atlanta. The Company will pay approximately $25.5 million, consisting of $12.75 million in cash and 1,104,494 of the Company's unregistered shares of common stock valued at $12.75 million. The closing of this transaction is expected to be completed by June 1, 1998. The Company expects to account for this transaction in 1998 using purchase accounting and record tangible assets of approximately $2.5 million and goodwill of approximately $23.0 million.

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

    Furniture and houseware revenue includes all income from customers other than ExecuStay residents and also includes revenue from the sale of new and used inventory.

    Cost of revenue includes costs related to apartment units rented to ExecuStay residents, such as property rent, furniture and houseware rental costs, utilities, telephone and cable television expenses. Also included is depreciation on furniture and housewares inventory on rental or held in inventory and the cost of inventory sold.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1998 TO THE THREE MONTHS ENDED MARCH 31, 1997

     Revenue increased 92% to $18.5 million for the three months ended March 31, 1998 from $9.6 million for the three months ended March 31, 1997. This increase was primarily due to a $9.1 million increase (132%) in interim housing revenue, reflecting the Company's continued focus on expanding its interim housing business. Acquisitions and new offices accounted for $8.3 million of the increase in interim housing revenue. These acquisitions and new offices accounted for 1,247 leased units out of 2,602 units as of March 31, 1998. Aggregate interim housing revenue from the seven offices that were operating during both periods increased 21.3%, which reflects the continued development and market penetration of these offices. Revenue from rental and sale of furniture and housewares decreased $246,000 (9.0%) for the first quarter of 1998 as compared to the first quarter of 1997. This decrease included a furniture sale of approximately $480,000 to one customer in 1997.

     Cost of revenue increased 111% for the three months ended March 31, 1998 to $13.0 million from $6.2 million for the same period in 1997. This increase was driven by the Company's continued growth in the volume of interim housing units leased and rented to customers. The Company's gross margin (revenue less cost of revenue) decreased from 36% to 30% primarily because of the Company's changing revenue mix as discussed above.

     Compared to the three months ended March 31, 1997, personnel and payroll cost during the three months ended March 31, 1998 increased by $1.2 million (72%), and occupancy and nonrental depreciation and amortization increased by $319,000 (113%). These increases were due to recent acquisitions and management's continued emphasis on strengthening the current infrastructure to support the Company's growth. Other operating costs increased 53% to $773,000 from $506,000 during the same period, primarily as a result of new acquisitions and increased national advertising and promotional expenses.

     Interest expense, net decreased by $168,000 in the three months ended March 31, 1998 due primarily to the fact that the Company used proceeds from the initial public offering to repay the debt incurred in connection with acquisitions made earlier in 1997. Interest earned on the remaining offering proceeds has been offset against interest expense incurred during the quarter.

    Pro forma net income increased from $560,000 ($.14 per share) for the three months ended March 31, 1997 to $816,000 ($.12 per share) for the three months ended March 31, 1998. A significant reason for the decrease in quarterly pro forma net income per share is that the weighted average number of common shares outstanding increased from 4,074,000 during the three months ended March 31, 1997 to 7,028,955 during the three months ended March 31, 1998. Additionally, net income per share was impacted positively by an exceptional furniture sale to a commercial customer, which increased net income per share by approximately $.04 for the quarter ended March 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     During the three months ended March 31, 1998 the Company's cash and cash equivalents decreased by $8.0 million, from $16.1 to $8.1 million. The $335,000 in net cash provided by operating activities was the result of $816,000 in net income for the three months ended March 31, 1998, plus $164,000 in provision for doubtful accounts and vacancy reserve, $847,000 in depreciation and amortization and $90,000 in deferred income tax benefit. These amounts were offset by $1.1 million from the net purchase of property on or held for lease and $524,000 in changes in assets and liabilities. The Company's cash resources were satisfactory to meet its obligations for the three months ended March 31, 1998.

     Cash used in investing activities for the three months ended March 31, 1998 was $3.4 million, of which $1.7 million, net of cash acquired, was used to fund acquisitions of interim housing companies located in Connecticut and Arizona. The aggregate purchase price was $2,287,000, comprised of $1,887,000 in cash and 45,455 unregistered shares of the Company's common stock valued at $400,000 at the time of the purchase. In addition, approximately $1.6 million was used to pay the post closing adjustment for an acquisition completed in November 1997.

     On April 1, 1998 the Company purchased the net assets of Southern California Relocations, Inc., an interim housing company located in California, for approximately $4,621,000 consisting of $3,365,750 in cash and 94,693 unregistered shares of the Company's common stock valued at $1,155,250 at the time of the purchase.

     Cash flows used in financing activities for the three months ended March 31, 1998 totaled $5.0 million. On January 2, 1998 the Company repaid the $5.0 million bridge loan secured on December 31, 1997.

     In addition to the $8.1 million in cash available to the Company as of March 31, 1998, the Company also has available revolving lines of credit in the amount of $25 million available for future acquisitions and working capital needs.

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

                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          None.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

      a.  Changes in Securities.
          None.

      b. On January 1, 1998, the Company issued 45,455 shares of Company common stock, valued at the time at approximately $400,000, to the shareholder of Corporate Accommodations, Inc. The issuance of the shares was part of the consideration paid by the Company in exchange of all outstanding stock of Corporate Accommodations, Inc. The placement, which did not involve a public offering of the shares, was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

      c.  Use of Proceeds.

          The net offering proceeds to the Company of $27,754,158 from its initial Registration Statement on Form S-1 (file No. 333-0049) were used for the following purposes:

                Construction of plant, building and facilities                         $      -
                Purchase and installation of machinery and equipment:                         -
                Purchase of real estate:                                                      -
                Repayment of indebtedness:                                              6,307,941
                Acquisition of other businesses:                                        9,929,043
                Working capital:                                                              -
                Temporary investments:
                   Short term bonds                                                     5,142,605
                   Interest bearing money market accounts                                 763,200
                Other purposes:
                   Undistributed S corporation earnings                                 4,531,433
                   Payment of previously declared distributions                         1,079,936

          The use of proceeds contained herein does not represent a material change in the use of proceeds described in the prospectus.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

ITEM 5.   OTHER INFORMATION

          None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a. Exhibits

          27.1 Financial Data Schedule

          b. Reports on Form 8-K

          On January 13, 1998, the Company filed an amendment to a Form 8-K filed on November 1, 1997 to report the acquisition of Boland Corporate Housing, Inc. ("Boland"). The amendment to the Form 8-K contained the following financial reports (dated as of December 19, 1997): audited balance sheets of Boland as of December 31, 1996 and September 30, 1997 and the related statements of operations, changes in stockholder's equity, and cash flows for the year ended December 31, 1996, and the nine months ended September 30, 1997; unaudited pro forma condensed consolidated balance sheet of ExecuStay Corporation and subsidiaries as if the Boland acquisition had occurred on September 30, 1997; and unaudited pro forma condensed consolidated statement of operations of ExecuStay Corporation and the subsidiaries for the year ended December 31, 1996 and the nine months ended September 30, 1997 as if the Boland acquisition had been completed at the beginning of the respective periods.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 13, 1998

                            ExecuStay Corporation




                            By: /s/ Marc B. Kaplan
                                ------------------
                            Marc B. Kaplan
                            (Principal Financial Officer and Authorized Officer)

                                  EXHIBIT INDEX

                                 EXHIBIT NO.                PAGE
                      ---------------------------------     ----
                      27.1      Financial Data Schedule