Form 10-Q
period 1998-06-30
EXECUSTAY CORP
filed 1998-08-14
CIK 1041540

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 1998

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

  At August 10, 1998, there were outstanding 8,135,699 shares of the Company's common stock.

                             EXECUSTAY CORPORATION

                                     INDEX

 PART I.        FINANCIAL INFORMATION                                    PAGE
                                                                         ----

     Item 1.    Consolidated Financial Statements


         Consolidated Balance Sheets as of June 30, 1998 (unaudited)
         and December 31, 1997                                             3


         Consolidated Statements of Operations for the
         Three Months Ended June 30, 1998 and 1997 (unaudited)             4


         Consolidated Statements of Operations for the
         Six Months Ended June 30, 1998 and 1997 (unaudited)               5


         Consolidated Statements of Cash Flows for the
         Six Months Ended June 30, 1998 and 1997 (unaudited)               6


         Notes to Consolidated Financial Statements                        7


     Item 2.    Management's Discussion and Analysis of
                Financial Condition and Results of Operations             10


     Item 3.    Quantitative and Qualitative Disclosures About Market
                Risks                                                     13


 PART II.       OTHER INFORMATION


     Item 1.    Legal proceedings                                         14


     Item 2.    Changes in Securities and Use of Proceeds                 14


     Item 3.    Defaults Upon Senior Securities                           14


     Item 4.    Submission of Matters to a Vote of Security Holders       15


     Item 5.    Other Information                                         15


     Item 6.    Exhibits and Reports on Form 8-K                          15


 SIGNATURES



 EXHIBIT INDEX

PART I. FINANCIAL INFORMATION

ITEM 1 CONSOLIDATED FINANCIAL STATEMENTS

                     EXECUSTAY CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                                                    -------------------------------
                                                                       DECEMBER 31,     JUNE 30,

                                                                           1997           1998
                                                                    -------------------------------
                                                                                     (UNAUDITED)

                                          ASSETS

    Cash and cash equivalents                                         $16,134,958      $ 2,044,645
    Accounts receivable, net                                            5,657,600       11,020,049
    Prepaid rent and other                                                723,350        1,974,433
    Property on or held for lease, net                                  4,912,013        6,616,713
    Property and equipment, net                                         2,383,958        3,442,258
    Deferred tax-asset                                                    241,000          597,000
    Intangible and other assets                                        13,777,058       45,635,403
                                                                    -------------------------------
         Total assets                                                 $43,829,937      $71,333,501
                                                                    ===============================


                           LIABILITIES AND STOCKHOLDERS' EQUITY

   Bank line of credit                                                $ 5,000,000      $ 2,636,239
   Notes payable to bank                                                     -          11,500,000
   Capital lease obligation                                             1,519,844        1,500,474
   Accounts payable                                                     2,632,348        4,974,731
   Accrued and other liabilities                                        3,651,960        3,316,879
                                                                    -------------------------------
        Total liabilities                                              12,804,152       23,928,323


   Stockholders' equity:
      Preferred stock, $.01 par value; 5,000,000 shares
       authorized, none issued and outstanding                               -                -
      Common stock, $.01 par value; 45,000,000 shares authorized,
        6,983,500 and 8,230,392 shares issued and outstanding              69,835           82,304
      Additional paid-in capital                                       29,720,738       44,036,019
      Retained earnings                                                 1,235,212        3,283,855
                                                                    -------------------------------
        Total stockholders' equity                                     31,025,785       47,402,178
                                                                    -------------------------------
        Total liabilities and stockholders' equity                    $43,829,937      $71,333,501
                                                                    ===============================





        The accompanying notes are an integral part of these statements.

                     EXECUSTAY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                      THREE MONTHS ENDED JUNE 30,
                                                                    -----------------------------------
                                                                           1997               1998
                                                                    -----------------------------------
                                                                              (UNAUDITED)

     Revenue:
        Interim housing revenue                                       $  8,642,456        $ 26,705,817
        Furniture and housewares revenue                                 2,148,028           2,542,451
                                                                    -----------------------------------
               Total revenue                                            10,790,484          29,248,268
     Operating costs and expenses:
          Cost of revenue                                                7,194,858          21,357,504
          Personnel and payroll costs                                    1,831,164           3,717,887
          Occupancy costs and nonrental
               Depreciation and amortization                               402,251             990,889
          Other operating costs                                            534,557           1,041,102
                                                                    -----------------------------------
               Total operating costs and expenses                        9,962,830          27,107,382
                                                                    -----------------------------------
     Earnings from operations                                              827,654           2,140,886
     Interest expense                                                      128,426              89,696
                                                                    -----------------------------------
     Earnings before income taxes                                          699,228           2,051,190
     Income tax expense                                                      -                 819,000
                                                                    -----------------------------------
     Net income                                                       $    699,228        $  1,232,190
                                                                    ===================================


     Pro Forma Data
     Historical earnings before income taxes                          $    699,228        $  2,051,190
     Provision for income taxes                                            280,000             819,000
                                                                    -----------------------------------
     Pro forma net income                                             $    419,228        $  1,232,190
                                                                    ===================================
     Pro forma income per share   - basic                             $       0.10        $       0.16
                                                                    ===================================
                                  - diluted                           $       0.10        $       0.16
                                                                    ===================================
     Weighted average common shares outstanding   - basic                4,074,000           7,524,377
                                                                    ===================================
                                                  - diluted              4,074,000           7,552,371
                                                                    ===================================





        The accompanying notes are an integral part of these statements.

                     EXECUSTAY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                             SIX MONTHS ENDED JUNE 30,
                                                                     ---------------------------------------
                                                                            1997                  1998
                                                                     ---------------------------------------
                                                                                    (UNAUDITED)

       Revenue:
          Interim housing revenue                                       $ 15,553,118          $ 42,744,467
          Furniture and housewares revenue                                 4,882,670             5,031,101
                                                                     ---------------------------------------
                 Total revenue                                            20,435,788            47,775,568
       Operating costs and expenses:
            Cost of revenue                                               13,361,941            34,356,221
            Personnel and payroll costs                                    3,505,668             6,597,147
            Occupancy costs and nonrental
                 Depreciation and amortization                               685,086             1,592,715
            Other operating costs                                          1,040,540             1,814,529
                                                                     ---------------------------------------
                 Total operating costs and expenses                       18,593,235            44,360,612
                                                                     ---------------------------------------
       Earnings from operations                                            1,842,553             3,414,956
       Interest expense                                                      208,961                 2,313
                                                                     ---------------------------------------
       Earnings before income taxes                                        1,633,592             3,412,643
       Income tax expense                                                      -                 1,364,000
                                                                     ---------------------------------------
       Net income                                                       $  1,633,592          $  2,048,643
                                                                     =======================================
       Pro Forma Data
       Historical earnings before income taxes                          $  1,633,592          $  3,412,643
       Provision for income taxes                                            654,000             1,364,000
                                                                     ---------------------------------------
       Pro forma net income                                             $    979,592          $  2,048,643
                                                                     =======================================
        Pro forma income per share   - basic                            $       0.24          $       0.28
                                                                     =======================================
                                     - diluted                          $       0.24         $        0.28
                                                                     =======================================
        Weighted average common shares outstanding   - basic               4,074,000             7,278,034
                                                                     =======================================
                                                     - diluted             4,074,000             7,306,015
                                                                     =======================================





        The accompanying notes are an integral part of these statements.

                     EXECUSTAY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                    SIX MONTHS ENDED JUNE 30,
                                                                              --------------------------------------
                                                                                      1997              1998
                                                                              --------------------------------------
                                                                                           (UNAUDITED)
  Cash flows from operating activities:
       Net income                                                               $   1,633,592       $    2,048,643
       Adjustments to reconcile net income to net cash provided
          By operating activities
            Provision for doubtful accounts and vacancy reserve                       595,512              677,780
            Depreciation and amortization                                           1,179,667            1,977,039
            Deferred income tax benefit                                                  -                  90,000
            Net purchase of property on or held for lease                          (1,072,516)          (2,626,327)
            Changes in assets and liabilities
                  Increase in accounts receivable                                  (2,098,184)          (5,166,570)
                  Increase in prepaid rent and other                               (1,324,388)            (313,850)
                  Increase in other assets                                         (2,866,505)           ( 794,061)
                  Increase accounts payable                                           191,846              365,239
                  Decrease in accrued and other liabilities                          (122,689)            (952,817)
                  Increase in due to stockholders                                   1,102,467                 -
                                                                              --------------------------------------
            Total adjustments                                                      (4,414,790)          (6,743,567)
                                                                              --------------------------------------
  Net cash used in operating activities                                            (2,781,198)          (4,694,924)
                                                                              --------------------------------------
  Cash flows from investing activities:
        Purchases of property and equipment                                          (140,763)            (737,690)
        Net increase in due from unconsolidated affiliates                            (40,668)            (228,310)
        Cash paid for acquisitions                                                       -             (17,568,758)
                                                                              --------------------------------------
  Net cash used in investing activities                                              (181,431)         (18,534,758)
                                                                              --------------------------------------
  Cash flows from financing activities:
        Net borrowings (payments) on line of credit                                 1,189,603           (2,363,761)
        Distributions to stockholders                                              (2,386,665)                -
        Payments on bank loans                                                       (669,189)                -
        Borrowings on bank loans                                                    4,350,000           11,500,000
        Proceeds from issuance of common stock                                           -                  22,500
        Payments on capital lease obligations                                         (17,569)             (19,370)
                                                                              --------------------------------------
  Net cash provided by financing activities                                         2,466,180            9,139,369
                                                                              --------------------------------------
  Net decrease in cash                                                               (496,449)         (14,090,313)
  Cash at beginning of period                                                         503,099           16,134,958
                                                                              --------------------------------------
  Cash at end of period                                                         $       6,650       $    2,044,645
                                                                              ======================================
  Supplemental cash flows information:
       Interest paid during the period                                          $     183,848       $       75,877
           Income taxes paid during the period                                  $        -          $    1,835,019
      Non-cash financing and investing activities:
           Issuance of common stock in connection with acquisitions             $        -          $   14,305,250



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

   The pro forma adjustment in the consolidated statements of operations for the quarter ended June 30, 1997 reflects a provision for income taxes based upon pro forma pretax earnings as if the Company had been subject to federal, state and local income taxes. The pro forma income tax provision has been prepared in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109.

  PRO FORMA EARNINGS PER SHARE

   Pro forma earnings per share are based upon the weighted average number of common and common equivalents shares outstanding during the period. The shares outstanding for June 30, 1997 give retroactive effect to the recapitalization and stock split of the Company that was effected in conjunction with the Company's initial public offering, as well as 324,000 shares deemed to be sold by the Company (at the initial offering price of $10.00 per share) to fund the S-Corporation distribution in excess of the previous 12 months undrawn earnings totaling $3.1 million, and the $1.1 million distribution declared on June 13, 1997.

   In 1997, the Financial Accounting Standards Board issued Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share." This statement replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of theincome statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarity to fully diluted EPS pursuant to Opinion 15. In complying with the requirements of SFAS No. 128, the Company has restated all prior period pro forma EPS data.

                     EXECUSTAY CORPORATION AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


   For purposes of computing the diluted EPS, the Company has dilutive stock options as share equivalents using the treasury stock method.

   The following table reconciles basic and diluted EPS:

                                                       Six Months Ended June 30,
                                                 --------------------------------------
                                                       1997                 1998
                                                 --------------------------------------

 Numerator
 ---------


 Pro forma net income                               $  979,592            $2,048,643

 Denominator/Weighted Average Shares
 -----------------------------------


 Denominator for basic EPS                           4,074,000             7,278,034
 Effect of dilutive securities stock
    options                                                  -                27,981
                                                     ---------             ---------

 Denominator for diluted EPS                         4,074,000             7,306,015
                                                     =========             =========


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


NOTE D - ACQUISITIONS

   On January 1, 1998, the Company purchased 100% of the outstanding stock of Corporate Accommodations, Inc., an interim housing company in Connecticut, for approximately $1,450,000, consisting of $1,050,000 in cash and 45,455 of the Company's unregistered shares of common stock valued at $400,000 at the time of the purchase. The purchase price also included seller non-compete agreements and employment agreements with certain employees of seller. The Company has accounted for the transaction in 1998 using purchase accounting and recorded intangible assets including $ 25,000 relating to a non-compete agreement and goodwill of approximately $1.1 million.

   On February 1, 1998 the Company purchased the net assets of F.L. Taylor Corporation, an interim housing company located in Arizona, for approximately $837,000. The total purchase price is subject to a post closing adjustment based upon the 1997 gross profit as compared to the annualized gross profit for the eight months ended August 31, 1998 or the last day of the month prior to the termination of services of the seller's. The purchase price also included a seller non-compete agreement. The Company has accounted for the transaction in 1998 using purchase accounting and recorded tangible assets of $30,000 and intangible assets including $25,000 relating to a non-compete agreement and goodwill of approximately $782,000.

                     EXECUSTAY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


   On April 1, 1998 the Company purchased the net assets of Southern California Relocations, Inc., an interim housing company located in California, for approximately $4,621,000 consisting of $3,365,750 in cash and 94,693 of the Company's unregistered shares of common stock valued at $1,155,250 at the time of the purchase. The purchase price also included a seller non-compete agreement. The Company has accounted for the transaction in 1998 using purchase accounting and recorded tangible assets of $36,100 and intangible assets including $75,000 relating to a non-compete agreement and goodwill of approximately $4,510,000.

   On May 29, 1998 the Company merged with Accommodations America 1998, Inc., an interim housing company headquartered in Atlanta, Georgia. The Company paid approximately $25.5 million, consisting of $12.75 million in cash and 1,104,494 of the Company's unregistered shares of common stock valued at $12.75 million. The purchase price is subject to post closing adjustments based upon Accommodations America 1998, Inc. net working capital at the closing date, the amount of uncollected net receivables within 90 days of the closing date and the amount of bad debts collected by the Company. The purchase price also included seller non-compete agreements. The Company has accounted for this transaction in 1998 using purchase accounting and recorded net assets of approximately $2.5 million and goodwill and other intangible assets of approximately $23.0 million.

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

  Growth in revenue is derived primarily from increases in the number of leases signed with ExecuStay residents from existing sales offices as well as leases obtained through the acquisition of other interim housing companies.

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

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1998 TO THE THREE MONTHS ENDED JUNE 30, 1997

  Revenue increased 171% to $29.2 million for the three months ended June 30, 1998 from $10.8 million for the three months ended June 30, 1997. The increase was primarily due to a $18.1 million increase (209%) in interim housing revenue, from $8.6 million in the second quarter of 1997. Acquisitions and new offices accounted for $13.9 million of the increase in interim housing revenue. Aggregate interim housing revenue from the offices that were operating during both periods increased 49%, which reflects the continued development and market penetration of these offices. Consistent with the Company's growth strategy, revenue from rental and sale of furniture and housewares did not increase or decrease materially in the second quarter of 1998 as compared to the second quarter of 1997.

  Cost of revenue increased by $14.2 million or 197% from $7.2 million for the three months ended June 30, 1997 to $21.4 million for the three months ended June 30, 1998. The increase in cost of revenue was primarily due to the growth in interim housing business and the acquisition of interim housing providers. Because of the continuing change in revenue mix from interim housing and furniture and housewares rentals (interim housing revenue accounted for 91% of revenue for the three months ended June 30, 1998 and 80% of revenues for the three months ended June 30, 1997), the gross margin (revenue less cost of revenue) decreased from 33% for the three months ended June 30, 1997 to 27% for the same period in 1998.

  Personnel and payroll costs increased 103% from $1.8 million in the second quarter of 1997 to $3.7 million in the second quarter of 1998. The increase was due mainly to the addition of sales and office personnel who were necessary to support the Company's growth and the acquisition of interim housing providers. Occupancy costs and nonrental depreciation and amortization increased by $589,000, a 146% increase over the same period in 1997. This increase was primarily the result of the expansion of the Company's office and housewares warehouse locations. Other operating costs for the three months ended June 30, 1998 increased 95% to $1.0 million, mainly because of increased advertising and promotional expenses incurred as the Company expanded into new markets.

  Net interest expense decreased by $39,000 in the three months ended June 30, 1998, due primarily to the fact that the Company used proceeds from the initial public offering to repay the debt incurred in connection with acquisitions made earlier in 1997. Interest earned on the remaining offering proceeds has been offset against interest expense incurred during the period.

  Pro forma net income increased from $419,000 ($.10 per share) for the three months ended June 30, 1997 to $1.2 million ($.16 per share) for the three months ended June 30, 1998.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1998 TO THE SIX MONTHS ENDED JUNE 30, 1997

  Revenue increased 134% to $47.8 million for the six months ended June 30, 1998 from $20.4 million for the six months ended June 30, 1997. This increase was primarily due to a $27.2 million increase (175%) in interim housing revenue, reflecting the Company's continued focus on expanding its interim housing business. Acquisitions and new offices accounted for $22.2 million of the increase in interim housing revenue. Aggregate interim housing revenue from the offices that were operating during both periods increased 36%, which reflects the continued development and market penetration of these offices. Revenue from rental and sale of furniture and housewares increased $148,000 (3.0%) for the second quarter of 1998 as compared to the second quarter of 1997. This increase included a furniture sale of approximately $480,000 to one customer in 1997.

  Cost of revenue increased 157% for the six months ended June 30, 1998 to $34.4 million from $13.4 million for the same period in 1997. This increase was driven by the Company's continued growth in the volume of interim housing units leased and rented to customers and the acquisition of interim housing providers. The Company's gross margin (revenue less cost of revenue) decreased from 35% to 28% primarily because of the Company's changing revenue mix as discussed above.

  Compared to the six months ended June 30, 1997, personnel and payroll cost during the six months ended June 30, 1998 increased by $3.1 million (88%), and occupancy and nonrental depreciation and amortization increased by $908,000 (132%). These increases were due to recent acquisitions and management's continued emphasis on strengthening the current infrastructure to support the Company's growth and the acquisition of interim housing providers. Other operating costs increased 74% to $1.8 million from $1.0 million during the same period, primarily as a result of new acquisitions and increased national advertising and promotional expenses.

  Net interest expense decreased by $207,000 in the six months ended June 30, 1998, due primarily to the fact that the Company used proceeds from the initial public offering to repay the debt incurred in connection with acquisitions made earlier in 1997. Interest earned on cash equivalents has been offset against interest expense incurred during the period.

  Pro forma net income increased from $980,000 ($.24 per share) for the six months ended June 30, 1997 to $2.0 million ($.28 per share) for the six months ended June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

  During the six months ended June 30, 1998 the Company's cash and cash equivalents decreased by $14.1 million, from $16.1 to $2.0 million. The decrease is due primarily to the purchase of $2.6 million of net property on or held for lease and an increase of $5.2 million in accounts receivable. The Company's cash resources were satisfactory to meet its obligations for the six months ended June 30, 1998.

  Cash used in investing activities for the six months ended June 30, 1998 was $18.5 million, of which $17.6 million, net of cash acquired, was used to fund four acquisitions of interim housing companies during 1998. The aggregate purchase price was $32.4 million, comprised of $18.1 million in cash and 1,244,642 unregistered shares of the Company's common stock valued at $14.3 million at the time of the purchase. In addition, approximately $1.6 million was used to pay the post closing adjustment for an acquisition completed in November 1997.

  Cash flows used in financing activities for the six months ended June 30, 1998 totaled $9.1 million. On January 2, 1998 the Company repaid the $5.0 million bridge loan secured on December 31, 1997. During the six months ended June 30, 1998 the Company borrowed $2.6 million on its working capital line of credit and $11.5 million on its acquisition loan commitment to fund the acquisition of Accommodations America 1998, Inc.

  In addition to the $2.0 million in cash available to the Company as of June 30, 1998, the Company also has available a working capital line of credit and an acquisition loan commitment in the amount of $10.9 million available for future acquisitions and working capital needs.

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

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     a.  Changes in Securities.

         None.

     b.  Recent Sales of Unregistered Securities

         On April 1, 1998, the Company issued 94,693 shares of Company common stock, valued at the time at approximately $1.15 million, to the shareholder of Southern California Relocations, Inc. The issuance of the shares was part of the consideration paid by the Company in exchange of all the outstanding stock of Southern California Relocations, Inc. The placement, which did not involve a public offering of the shares, was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

         On May 29, 1998 the Company issued 1,104,494 shares of Company common stock, valued at the time at approximately $12.75 million, to the shareholders of Accommodations America 1998, Inc. The issuance of the shares was part of the consideration paid by the Company in exchange of all the outstanding stock of Accommodations America 1998, Inc. The placement, which did not involve a public offering of the shares, was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

     c.  Use of Proceeds.

         The net offering proceeds to the Company of $27,754,158 from its initial Registration Statement on Form S-1 (file No. 333-0049) was used for the following purposes:

         Construction of plant, building and facilities                      $       -
         Purchase and installation of machinery and equipment:                       -
         Purchase of real estate:                                                    -
         Repayment of indebtedness:                                              6,307,941
         Acquisition of other businesses:                                       15,834,848
         Working capital:                                                            -
         Temporary investments:
            Short term bonds                                                         -
            Interest bearing money market accounts                                   -
         Other purposes:
            Undistributed S corporation earnings                                 4,531,433
            Payment of previously declared distributions                         1,079,936



         The use of proceeds contained herein does not represent a material change in the use of proceeds described in the prospectus.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual meeting of the shareholders of the Company was held on May 14, 1998. The election of directors was submitted to the shareholders for approval.

         Five nominees, namely Gary R. Abrahams, Marc B. Kaplan, Robert W. Zaugg, David S. Santee and Stuart C. Siegal were duly elected as directors of the Company until the next annual meeting or until their successors are chosen. Each nominee received at least approximately ninety-nine percent of the votes cast in favor of his election. Further results of the voting were as follows:


                                                            Votes Cast for
                                        Director            The Director      Votes Withheld
                                        --------            ------------      --------------
                                        Gary R. Abrahams    6,096,405             28,620
                                        Marc B. Kaplan      6,096,405             28,620
                                        Robert W. Zaugg     6,096,405             28,620
                                        David S. Santee     6,096,405             28,620
                                        Stuart C. Siegal    6,096,405             28,620


ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a. Exhibits

         27.1 Financial Data Schedule

         b. Reports on Form 8-K

         On April 15, 1998, the Company filed a Current Report on Form 8-K to report the acquisition of Southern California Relocations, Inc. pursuant to Item 2 to the Form 8-K.

         On June 12, 1998 the Company filed a Current Report on Form 8-K to report the merger of Accomodations America 1998, Inc. ("Accommodations") pursuant to Item 2 to the Form 8-K. In an amendment to the Form 8-K, the Company filed the following financial reports (dated as of July 2, 1998): audited balance sheets of Accommodations as of May 29, 1998, December 31, 1997 and 1996 and the related combined statements of operations, changes in equity (deficit) and cash flows for the period from January 1, 1998 through May 29, 1998 and the years ended December 31, 1997 and 1996; unaudited pro forma consolidated balance sheet of ExecuStay Corporation and subsidiaries as if the Accomodations merger had occurred on May 29, 1998; and unaudited pro forma consolidated statements of operations of ExecuStay Corporation and subsidiaries for the period from January 1, 1998 through May 29, 1998 and the year ended December 31, 1997 as if the Accomodations merger had been completed at the beginning of the respective periods.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: August 14, 1998


                                   ExecuStay Corporation



                                   By: /s/ Marc B. Kaplan
                                       --------------------
                                   Marc B. Kaplan
                                   (Principal Financial Officer
                                   and Authorized Officer)

                                 EXHIBIT INDEX

                 EXHIBIT NO.                           PAGE
           ------------------------------------        ----
           27.1  Financial Data Schedule