Form 10-Q
period 1998-09-30
EXECUSTAY CORP
filed 1998-11-13
CIK 1041540

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 1998

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

     At November 9, 1998, there were outstanding 8,141,113 shares of the Company's common stock.

                              EXECUSTAY CORPORATION

                                      INDEX

PART I.        FINANCIAL INFORMATION                                            PAGE
                                                                                ----

    Item 1.    Consolidated Financial Statements

        Consolidated Balance Sheets as of September 30 1998 (unaudited)
        And December 31, 1997                                                    3

        Consolidated Statements of Operations for the
        Three Months Ended September 30 1998 and 1997 (unaudited)                4

        Consolidated Statements of Operations for the
        Nine Months Ended September 30 1998 and 1997 (unaudited)                 5

        Consolidated Statements of Cash Flows for the
        Nine Months Ended September 30 1998 and 1997 (unaudited)                 6

        Notes to Consolidated Financial Statements                               7

    Item 2.    Management's Discussion and Analysis of
               Financial Condition and Results of Operations                    10

    Item 3.    Quantitative and Qualitative Disclosures About Market Risks      13

PART II.       OTHER INFORMATION

    Item 1.    Legal proceedings                                                14

    Item 2.    Changes in Securities and Use of Proceeds                        14

    Item 3.    Defaults Upon Senior Securities                                  14

    Item 4.    Submission of Matters to a Vote of Security Holders              14

    Item 5.    Other Information                                                14

    Item 6.    Exhibits and Reports on Form 8-K                                 14

SIGNATURES

EXHIBIT INDEX

PART I. FINANCIAL INFORMATION

ITEM 1 CONSOLIDATED FINANCIAL STATEMENTS

                     EXECUSTAY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                    ------------------------------------------
                                                                        DECEMBER 31,          SEPTEMBER 30,
                                                                           1997                   1998
                                                                    ------------------------------------------
                                                                                              (UNAUDITED)
                                          ASSETS
Cash and cash equivalents                                                 $16,134,958                 307,626
Accounts receivable, net                                                    5,657,600              16,102,641
Prepaid rent and other                                                        723,350               3,471,627
Property on or held for lease, net                                          4,912,013               7,643,714
Property and equipment, net                                                 2,383,958               4,933,156
Deferred tax-asset                                                            241,000                 597,000
Goodwill and other intangibles                                             12,231,040              42,564,826
Other assets                                                                1,546,018               3,556,913
                                                                    ------------------------------------------
   Total assets                                                           $43,829,937             $79,177,503
                                                                    ==========================================

                             LIABILITIES AND STOCKHOLDERS' EQUITY
Bank line of credit                                                      $  5,000,000            $  3,040,670
Notes payable to bank                                                          -                   17,000,000
Capital lease obligation                                                    1,519,844               1,490,429
Loan payable                                                                   -                      200,850
Accounts payable                                                            2,632,348               3,854,922
Accrued and other liabilities                                               3,651,960               4,541,087
                                                                    ------------------------------------------
   Total liabilities                                                       12,804,152              30,127,958

Stockholders' equity:
  Preferred stock, $.01 par value; 5,000,000 shares authorized,
   none issued and outstanding                                                 -                       -
  Common stock, $.01 par value; 45,000,000 shares authorized,
   6,983,500 and 8,230,392 shares issued and outstanding                       69,835                  82,304
  Additional paid-in capital                                               29,720,738              44,036,019
  Retained earnings                                                         1,235,212               4,931,222
                                                                    ------------------------------------------
   Total stockholders' equity                                              31,025,785              49,049,545
                                                                    ------------------------------------------
   Total liabilities and stockholders' equity                             $43,829,937             $79,177,503
                                                                    ==========================================


        The accompanying notes are an integral part of these statements.

                     EXECUSTAY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   THREE MONTHS ENDED SEPTEMBER 30,
                                                         ----------------------------------------------------
                                                                    1997                        1998
                                                         ----------------------------------------------------
                                                                               (UNAUDITED)
Revenue:
 Interim housing revenue                                         $ 12,277,571                   $ 38,190,233
 Furniture and housewares revenue                                   2,539,725                      2,614,581
                                                         ----------------------------------------------------
     Total revenue                                                 14,817,296                     40,804,814
Operating costs and expenses:
  Cost of revenue                                                  10,039,456                     29,598,973
  Personnel and payroll costs                                       2,315,751                      4,880,859
  Occupancy costs                                                     321,932                        748,057
  Other operating costs                                               597,399                      1,328,570
  Depreciation and amortization                                       159,073                        619,576
  Nonrecurring operating expenses                                      -                             524,498
                                                         ----------------------------------------------------
     Total operating costs and expenses                            13,433,611                     37,700,533
                                                         ----------------------------------------------------
Earnings from operations                                            1,383,685                      3,104,281
Interest expense                                                       69,227                        356,914
                                                         ----------------------------------------------------
Earnings before income taxes                                        1,314,458                      2,747,367
Income tax expense                                                    156,000                      1,100,000
                                                         ----------------------------------------------------
Net income                                                       $  1,158,458                   $  1,647,367
                                                         ====================================================

Pro Forma Data
Historical earnings before income taxes                          $  1,314,458                   $  2,747,367
Provision for income taxes                                            526,000                      1,100,000
                                                         ----------------------------------------------------
Pro forma net income                                             $    788,458                   $  1,647,367
                                                         ====================================================
Pro forma income per share - basic                               $       0.16                   $       0.20
                                                         ====================================================
                           - diluted                             $       0.16                   $       0.20
                                                         ====================================================
Weighted average common shares outstanding - basic                  4,845,755                      8,230,392
                                                         ====================================================
                                           - diluted                4,851,025                      8,235,501
                                                         ====================================================


        The accompanying notes are an integral part of these statements.

                     EXECUSTAY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   NINE MONTHS ENDED SEPTEMBER 30,
                                                            ----------------------------------------------
                                                                     1997                     1998
                                                            ----------------------------------------------
                                                                             (UNAUDITED)
Revenue:
 Interim housing revenue                                           $ 27,830,689              $ 80,934,700
 Furniture and housewares revenue                                     7,422,395                 7,645,682
                                                            ----------------------------------------------
     Total revenue                                                   35,253,084                88,580,382
Operating costs and expenses:
  Cost of revenue                                                    23,401,397                63,955,194
  Personnel and payroll costs                                         5,821,419                11,478,006
  Occupancy costs                                                       749,877                 1,610,942
  Other operating costs                                               1,637,939                 3,037,250
  Depreciation and amortization                                         416,213                 1,349,406
  Nonrecurring operating expenses                                        -                        630,347
                                                            ----------------------------------------------
     Total operating costs and expenses                              32,026,845                82,061,145
                                                            ----------------------------------------------
Earnings from operations                                              3,226,239                 6,519,237
Interest expense                                                        278,188                   359,227
                                                            ----------------------------------------------
Earnings before income taxes                                          2,948,051                 6,160,010
Income tax expense                                                      156,000                 2,464,000
                                                            ----------------------------------------------
Net income                                                         $  2,792,051              $  3,696,010
                                                            ==============================================

Pro Forma Data
Historical earnings before income taxes                            $  2,948,051              $  6,160,010
Provision for income taxes                                            1,179,000                 2,464,000
                                                            ----------------------------------------------
Pro forma net income                                               $  1,769,051              $  3,696,010
                                                            ==============================================
Pro forma income per share - basic                                 $       0.41              $       0.49
                                                            ==============================================
                           - diluted                               $       0.41              $       0.49
                                                            ==============================================
Weighted average common shares outstanding - basic                    4,334,079                 7,598,975
                                                            ==============================================
                                           - diluted                  4,335,855                 7,619,441
                                                            ==============================================


       The accompanying notes are an integral part of these statements.

                     EXECUSTAY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       NINE MONTHS ENDED SEPTEMBER 30,
                                                                                --------------------------------------------
                                                                                       1997                      1998
                                                                                --------------------------------------------
                                                                                                 (UNAUDITED)
Cash flows from operating activities:
  Net income                                                                    $    2,792,051           $    3,696,010
  Adjustments to reconcile net income to net cash provided
    By operating activities
     Depreciation and amortization                                                   1,599,903                3,517,249
     Deferred income tax benefit                                                       107,000                   90,000
     Changes in assets and liabilities
       Increase in accounts receivable                                              (2,728,593)              (9,790,085)
       Net purchase of property on or held for lease                                (1,904,825)              (3,828,221)
       Increase in prepaid rent and other                                             (161,104)              (1,373,660)
       Increase in other assets                                                        (83,329)               ( 982,671)
       Increase in accounts payable                                                    376,006                   23,871
       Decrease in accrued and other liabilities                                       (14,472)                (736,604)
                                                                                --------------------------------------------
     Total adjustments                                                              (1,809,414)             (13,080,121)
                                                                                --------------------------------------------
Net cash provided by (used in) operating activities                                    982,637               (9,384,111)
                                                                                --------------------------------------------
Cash flows from investing activities:
   Purchases of property and equipment                                                (292,431)              (3,295,217)
   Net (increase) decrease in due from unconsolidated affiliates                        (4,570)                  96,281
   Cash paid for acquisitions, net                                                   2,762,006)             (18,278,040)
                                                                                --------------------------------------------
Net cash used in investing activities                                               (3,059,007)             (21,476,976)
                                                                                --------------------------------------------
Cash flows from financing activities:
   Net  borrowings on line of credit                                                  (800,000)              (1,959,330)
   Distributions to stockholders                                                    (4,592,209)                   -
   Payments on bank loans                                                           (6,231,527)                   -
   Borrowings on bank loans                                                          4,350,000               17,000,000
   Proceeds from issuance of common stock                                                -                       22,500
   Payments on capital lease obligations                                               (26,680)                 (29,415)
   Net proceeds from public offering                                                27,764,345                    -
                                                                                --------------------------------------------
Net cash provided by financing activities                                           20,463,929               15,033,755
                                                                                --------------------------------------------
Net increase (decrease) in cash                                                     17,387,559              (15,827,332)
Cash at beginning of period                                                            503,099               16,134,958
                                                                                --------------------------------------------
Cash at end of period                                                           $   17,890,658           $      307,626
                                                                                ============================================
Supplemental cash flows information:
  Interest paid during the period                                               $      340,263           $      381,421
  Income taxes paid during the period                                           $        -               $    3,290,207
Non-cash financing and investing activities:
  Issuance of common stock in connection with acquisitions                      $        -               $   14,305,250
  Assets acquired by assumption of debt                                         $        -               $      200,850


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


NOTE B - PRO FORMA INFORMATION

     Prior to the consummation of the initial public offering in 1997, the Company filed its federal and state income tax returns under the provisions of Subchapter S of the Internal Revenue Code. Accordingly, no provision was provided in the accompanying financial statements for federal and state income taxes for the S Corporation periods, since the income of the Company was taxable directly to its stockholders. On August 27, 1997, the Company converted to a C Corporation and became subject to both federal and state income taxes.

     The pro forma adjustment in the consolidated statements of operations for the three months and nine months ended September 30, 1997 reflects a provision for income taxes based upon pro forma pretax earnings as if the Company had been subject to federal, state and local income taxes. The pro forma income tax provision has been prepared in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109.

     PRO FORMA EARNINGS PER SHARE

     Pro forma earnings per share are based upon the weighted average number of common and common equivalents shares outstanding during the period. The shares outstanding for September 30, 1997 give retroactive effect to the recapitalization and stock split of the Company that was effected in conjunction with the Company's initial public offering, as well as 324,000 shares deemed to be sold by the Company (at the initial offering price of $10.00 per share) to fund the S-Corporation distribution in excess of the previous 12 months undrawn earnings totaling $3.1 million, and the $1.1 million distribution declared on June 13, 1997.

                     EXECUSTAY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



The following table sets forth the computation of basic and diluted earnings per share:


                                                  Three Months Ended September 30,     Nine Months Ended September 30,
                                               -------------------------------------------------------------------------
                                                    1997               1998                1997               1998
                                               -------------------------------------------------------------------------
       Numerator

       Pro forma net income                        $ 788,458         $1,647,367         $1,769,051          $3,696,010

       Denominator/Weighted Average Shares

       Denominator for basic EPS                   4,845,755          8,230,392          4,334,079           7,598,975
       Effect of dilutive securities stock
          Options                                      5,270              5,109              1,776              20,466
                                                   ---------          ---------          ---------           ---------

       Denominator for diluted EPS                 4,851,025          8,235,501          4,335,855           7,619,441
                                                   =========          =========          =========           =========

NOTE C - RECLASSIFICATIONS

     Certain amounts in the consolidated statements of income for the three months and nine months ended September 30, 1997 have been restated to conform to the current period presentation.

NOTE D - COMPREHENSIVE INCOME

     Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income" which requires disclosure of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as changes in stockholders' equity from transactions and events from nonowner sources. For the periods ended September 30, 1998 and 1997 the Company had no elements of comprehensive income.

NOTE E - RECENTLY ISSUED ACCOUNTING STANDARDS

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

                     EXECUSTAY CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


NOTE F - MATERIAL ACQUISITIONS

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

     On May 29, 1998 the Company purchased 100% of the outstanding stock of Accommodations America 1998, Inc., an interim housing company headquartered in Atlanta, Georgia. The Company paid approximately $25.5 million, consisting of $12.75 million in cash and 1,104,494 of the Company's unregistered shares of common stock valued at $12.75 million. The purchase price is subject to post closing adjustments based upon Accommodations America 1998, Inc. net working capital at the closing date, the amount of uncollected net receivables within 90 days of the closing date and the amount of bad debts collected by the Company. The purchase price also included seller non-compete agreements. The Company has accounted for this transaction in 1998 using purchase accounting and recorded net assets of approximately $2.5 million and goodwill and other intangible assets of approximately $23.0 million.

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


                                             --------------------------------------------------------------------
                                                    THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                       SEPTEMBER 30,                      SEPTEMBER 30,
                                             --------------------------------------------------------------------
                                                  1997              1998             1997             1998
                                             --------------------------------------------------------------------
Revenue:
 Interim housing revenue                         82.9%             93.6%              79.0%          91.4%
 Furniture and houseware revenue                 17.1               6.4               21.0            8.6
                                             --------------------------------------------------------------------
      Total revenue                             100.0%            100.0%             100.0%         100.0%
Operating costs and expenses:
 Cost of revenue                                 67.8              72.5               66.4           72.2
 Personnel and payroll costs                     15.6              12.0               16.5           13.0
 Occupancy costs                                  2.2               1.8                2.1            1.8
 Other operating costs                            4.0               3.3                4.7            3.4
 Depreciation and amortization                    1.1               1.5                1.2            1.5
 Nonrecurring operating expenses                   -                1.3                 -              .7
                                             --------------------------------------------------------------------
        Total operating costs and expenses       90.7              92.4               90.9           92.6
                                             --------------------------------------------------------------------
Earnings from operations                          9.3               7.6                9.1            7.4
Interest expense                                   .5                .9                 .8             .4
                                             --------------------------------------------------------------------
Earnings before income tax                        8.8               6.7                8.3            7.0
Income tax expense                                1.0               2.7                 .4            2.8
                                             --------------------------------------------------------------------
Net Income                                        7.8%              4.0%               7.9%           4.2%
                                             ====================================================================


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

     Cost of revenue includes costs related to apartment units rented to ExecuStay residents, such as property rent, furniture and houseware rental costs, utilities, telephone and cable television expenses. Also included is depreciation on furniture and housewares inventory on rental or held in inventory, the cost of inventory sold as well as certain other costs related directly to revenue.

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1998 TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997

     Revenue increased 175% to $40.8 million for the three months ended September 30, 1998 from $14.8 million for the three months ended September 30, 1997. The increase was primarily due to a $25.9 million increase (211%) in interim housing revenue, from $12.3 million in the third quarter of 1997. Acquisitions and new offices accounted for $16.0 million of the increase in interim housing revenue. Aggregate interim housing revenue from the offices that were operating during both periods increased 33%, which reflects the continued development and market penetration of these offices. Consistent with the Company's growth strategy, revenue from the rental and sale of furniture and housewares to third parties did not increase or decrease materially in the third quarter of 1998 as compared to the third quarter of 1997.

     Cost of revenue increased by $19.6 million or 195% from $10.0 million for the three months ended September 30, 1997 to $29.6 million for the three months ended September 30, 1998. The increase in cost of revenue was primarily due to the growth in interim housing business and the acquisition of interim housing providers. Because of the continuing change in revenue mix from interim housing and furniture and housewares rentals (interim housing revenue accounted for 94% of revenue for the three months ended September 30, 1998 and 83% of revenues for the three months ended September 30, 1997), the gross margin (revenue less cost of revenue) decreased from 32% for the three months ended September 30, 1997 to 27% for the same period in 1998.

     Personnel and payroll costs increased 111% from $2.3 million in the third quarter of 1997 to $4.9 million in the third quarter of 1998. The increase was due mainly to the addition of sales and office personnel who were necessary to support the Company's growth and the acquisition of interim housing providers. Occupancy costs increased by $426,000, a 132% increase over the same period in 1997. This increase was primarily the result of the expansion of the Company's office and housewares warehouse locations. Other operating costs for the three months ended September 30, 1998 increased 122% to $1.3 million, mainly because of increased advertising and promotional expenses incurred as the Company expanded into new markets. Depreciation and amortization increased by $461,000, a 289% increase over the same period in 1997.

     Net interest expense increased by $288,000 in the three months ended September 30, 1998, due primarily to the fact that the Company borrowed funds to complete acquisitions, purchase property on or held for lease for the expansion of new warehouse locations and for working capital purposes. Proceeds from the initial public offering were used to repay the debt incurred in connection with acquisitions made earlier in 1997. Interest earned on the remaining offering proceeds has been offset against interest expense incurred during the period.

     Pro forma net income increased from $788,000 ($.16 per share) for the three months ended September 30, 1997 to $1.6 million ($.20 per share) for the three months ended September 30, 1998.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1998 TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997

     Revenue increased 151% to $88.6 million for the nine months ended September 30, 1998 from $35.3 million for the nine months ended September 30, 1997. This increase was primarily due to a $53.1 million increase (191%) in interim housing revenue, reflecting the Company's continued focus on expanding its interim housing business. Acquisitions and new offices accounted for $38.3 million of the increase in interim housing revenue. Aggregate interim housing revenue from the offices that were operating during both periods increased 32%, which reflects the continued development and market penetration of these offices. Revenue from rental and sale of furniture and house wares increased $223,000 (3.0%) for the nine months ended September 30, 1998 as compared to the same period in 1997.

     Cost of revenue increased 173% for the nine months ended September 30, 1998 to $64.0 million from $23.4 million for the same period in 1997. This increase was driven by the Company's continued growth in the volume of interim housing units leased and rented to customers and the acquisition of interim housing providers. The Company's gross margin (revenue less cost of revenue) decreased from 34% to 28% primarily because of the Company's changing revenue mix as discussed above.

     Compared to the nine months ended September 30, 1997, personnel and payroll cost during the nine months ended September 30, 1998 increased by $5.7 million (97%), and occupancy increased by $861,000 (115%). These increases were due to recent acquisitions of interim housing providers. Other operating costs increased 85% to $3.0 million from $1.6 million during the same period, primarily as a result of new acquisitions and increased national advertising and promotional expenses. Depreciation and amortization increased by $933,000, a 224% increase over the same period in 1997.

     Net interest expense increased by $81,000 in the nine months ended September 30, 1998, due primarily to the fact that the that the Company borrowed funds to complete acquisitions, purchase property on or held for lease for the expansion of new warehouse locations and for working capital purposes. Proceeds from the initial public offering to repay the debt incurred in connection with acquisitions made earlier in 1997. Interest earned on cash equivalents has been offset against interest expense incurred during the period.

     Pro forma net income increased from $1.8 million ($.41 per share) for the nine months ended September 30, 1997 to $3.7 million ($.49 per share) for the nine months ended September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

     During the nine months ended September 30, 1998 the Company's cash and cash equivalents decreased by $15.8 million, from $16.1 million to $300,000. The Company's cash resources were satisfactory to meet its obligations for the nine months ended September 30, 1998. In addition to the $300,000 in cash available to the Company as of September 30, 1998, the Company also has remaining under its working capital line of credit and capital expenditures a banks commitment of approximately $5.5 million.

     Cash used by operating activities for the nine months ended September 30, 1998 was $9.4 million that consisted primarily of the net purchase of $3.8 million of property on or held for lease and an increase of $9.8 million in accounts receivable.

     Cash used in investing activities for the nine months ended September 30, 1998 was $21.5 million, of which $18.3 million, net of cash acquired, was used to fund four acquisitions of interim housing companies during 1998. During the nine months ended September 30, 1998 the Company purchased $3.3 million of property and equipment of which $1.0 million was used to strengthen the current infrastructure to support the Company's growth and the acquisition of interim housing providers and become Year 2000 compliant.

     Cash flows used in financing activities for the nine months ended September 30, 1998 totaled $15.0 million. During the nine months ended September 30, 1998 the Company borrowed $11.5 million to fund the acquisition of Accommodations America 1998, Inc. and $5.5 million to strengthen the current infrastructure and purchase property on or held for lease for the expansion of new warehouse locations. During September 1998, the Company renegotiated its loan agreements, increasing its working capital line of credit to $6.5 million, securing commitments for $7.5 million for capital expenditures and investments in infrastructure and obtaining financing for $2.4 million for the construction of additional corporate headquarters and expanded warehouse facilities.

     Subsequent to September 30, 1998 the Company received a signed commitment letter from a new bank for a three year revolving $30 million acquisition/working capital line of credit, $5.5 million term note for capital expenditures and a $2.4 million construction loan for additional corporate headquarters and expanded warehouse facilities. This financing arrangement is expected to replace the Company's current financing arrangements. The Company accepted this commitment on November 12, 1998.

NONRECURRING OPERATING EXPENSES

     During the second and third quarters of 1998 the Company incurred nonrecurring operating costs related to the merger of Accommodations America 1998, Inc. These costs incurred represent a diluted per share amount net of tax of $.04 for the nine months and three months ended September 30, 1998, respectively.

YEAR 2000

     The Company is currently assessing and working to resolve the potential impact of the Year 2000 on the processing of date-sensitive information by the Company's computerized information systems. The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. If any of the Company's programs that have time-sensitive software recognize a date using "00" as the year 1900 rather than the year 2000, it could result in miscalculations or systems failures. The Company has and will continue to make certain investments in its software systems and applications to ensure the Company is Year 2000 compliant.

     Through the third quarter 1998, the Company has made considerable progress in its enterprise-wide program started in late 1997 to convert its information technology systems, comprised of computer hardware, purchased software, and internally developed applications to support the Company's rapid growth, provide sufficient capacity for anticipated future expansion, and in the process endorse Year 2000 compliancy. The program involves upgrading the financial systems to a client-server application, and all other systems to a web-enabled and modern environment. Focus has been on the assessment, analysis, remediation, and testing of corporate financial and operational systems to be completed and Year 2000 certified compliant by mid-year 1999. To date, at least 75% of the upgrade and remediation plan have been completed with all desktop and server hardware being replaced with Year 2000 compliant equipment. Preliminary estimates of the total costs to be incurred prior to year 2000 range from $1.5 million to $2.0 million. Maintenance or modification costs will be expensed as incurred, while the costs to implement and purchase new hardware and software have and will be capitalized and depreciated or amortized over its useful lives. Although a detailed remediation plan has been developed, a contingency plan will be established. This plan will address concerns for unforeseen Year 2000 failures, including the identification of alternate vendors or financial institutions, as well as the financial resources necessary to reasonably ensure compliance by the year 2000. It is expected that this plan will be completed by June 1999.

     The Company has also reviewed its non-informational systems, such as security, electrical, fire protection, and telephone, which may contain embedded technology microprocessors or other similar circuitry. Based upon this review the Company believes that its non-informational technology systems are Year 2000 compliant.

     While the Company does not have a relationship with any particular third-party vendors (property owners and unaffiliated houseware and furniture rental companies) which is material to its operations, there can be no assurance that the systems of other companies on which the Company relies will be converted in a timely manner, or that the failure to convert would have an adverse impact on the Company's operations. Costs associated with any such failure cannot be reasonably estimated.

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

            None.

        b.  Recent Sales of Unregistered Securities

            On September 27, 1998 the Company issued 5,414 shares of Company common stock, valued at the time at approximately $48,700, to the shareholders of Accommodations America 1998, Inc. The issuance of the shares was part of the consideration paid by the Company in exchange of all the outstanding stock of Accommodations America 1998, Inc. The placement, which did not involve a public offering of the shares, was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

        c.  Use of Proceeds.

            None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None.

ITEM 5.     OTHER INFORMATION

            Subsequent to September 30, 1998 the Company received a signed commitment letter from a new bank for a three year revolving $30 million acquisition/working capital line of credit, $5.5 million term note for capital expenditures and a $2.4 million construction loan for additional corporate headquarters and expanded warehouse facilities. This financing arrangement is expected to replace the Company's current financing arrangements. The Company accepted this commitment on November 12, 1998.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

            a.     Exhibits

            10.12 First Amended and Restated Revolving Note, dated September 23,
                  1998, by and among the Company and Crestar Bank

            10.13 Inventory Note, dated September 23, 1998, by and among the
                  Company and Crestar Bank

            10.14 Cap-Ex Note, dated September 23, 1998, by and among the
                  Company and Crestar Bank

            10.15 Deed of Trust Note, dated October 16, 1998, by and among the
                  Company and Crestar Bank

            27.1  Financial Data Schedule

            b. Reports on Form 8-K

            On June 12, 1998 the Company filed a Current Report on Form 8-K to report the merger of Accommodations America 1998, Inc. ("Accommodations") pursuant to Item 2 to the Form 8-K. In an amendment to the Form 8-K, the Company filed the following financial reports (dated as of July 2, 1998): audited balance sheets of Accommodations as of May 29, 1998, December 31, 1997 and 1996 and the related combined statements of operations, changes in equity (deficit) and cash flows for the period from January 1, 1998 through May 29, 1998 and the years ended December 31, 1997 and 1996; unaudited pro forma consolidated balance sheet of ExecuStay Corporation and subsidiaries as if the Accommodations merger had occurred on May 29, 1998; and unaudited pro forma consolidated statements of operations of ExecuStay Corporation and subsidiaries for the period from January 1, 1998 through May 29, 1998 and the year ended December 31, 1997 as if the Accommodations merger had been completed at the beginning of the respective periods.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: November 13, 1998


                            ExecuStay Corporation



                            By: /s/ Marc B. Kaplan
                                --------------------
                            Marc B. Kaplan
                            (Principal Financial Officer and Authorized Officer)

                                  EXHIBIT INDEX

                  EXHIBIT NO.                                                                                                PAGE
----------------------------------------------------------------------------------------------------------------------------------
   10.12   First Amended and Restated Revolving Note, dated September 23, 1998, by and among the Company and Crestar Bank
   10.13   Inventory Note, dated September 23, 1998, by and among the Company and Crestar Bank
   10.14   Cap-Ex Note, dated September 23, 1998, by and among the Company and Crestar Bank
   10.15   Deed of Trust Note, dated October 16, 1998, by and among the Company and Crestar Bank
   27.1    Financial Data Schedule